Form 10-K
period 2013-12-31
ALPINE 2 Inc.
filed 2014-02-07
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

ALPINE 2 INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3015972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Richard Chiang
460 Brannan Street, Suite 78064
San Francisco, CA	94107
(Address of Principal Executive Offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on June 30, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 7, 2014, there were 10,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ALPINE 2 Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.   Description of Business.

(a)   Business Development

ALPINE 2 Inc. (the “Company” or the “Registrant”) was incorporated under the laws of the State of Delaware on June 18, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

(b)   Business of Issuer

Based on proposed business activities, we are a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

      (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

      (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

      (c) Strength and diversity of management, either in place or scheduled for recruitment;

      (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

      (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

      (f) The extent to which the business opportunity can be advanced;

      (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

      (h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our officers and directors are engaged in outside business activities and anticipate that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

Risk Factors

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Description of Property.

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Mining Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2013, there was one holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On June 18, 2013, the Company offered and sold 10,000,000 shares of Common Stock to Richard Chiang, its sole officer and director, in exchange for incorporation fees and annual resident agent fees in the State of Delaware, and developing our business concept and plan. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders, management or other investors.

 During the next twelve months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Richard Chiang	42	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer and Secretary

Biographical Information for Richard Chiang

Richard Chiang has been the Chief Executive Officer, Secretary, Treasurer and Director of the Company since its inception on June 18, 2013. Mr. Chiang is employed by Tech Associates, Inc., a financial advisory firm engaged in assisting emerging growth companies with capital markets consulting. From February 2010 to May 2012, he was employed by Redwood Capital, Inc., a financial advisory firm engaged in cross borders transactions in The People’s Republic of China, as a Managing Director of private equity. From January 2009-January 2010, Mr. Chiang was employed as an Associate Partner of BayPeak LLC, a financial advisor engaged in cross borders transactions in The People’s Republic of China. From 2005 to 2009, he was an independent consultant specializing in corporate and securities consulting services for small and medium sized companies. Prior to that he was a licensed National Association of Securities Dealers (NASD) Series 7 Registered Representative and held senior executive positions at Bear, Stearns & Co., Inc, Cruttenden Roth, Inc and for Wedbush Morgan Securities, Inc. Mr. Chiang has experience in several areas within the financial services industry such as securities trading, mergers and acquisitions, private wealth management, private equity and corporate finance. Mr. Chiang’s exposure in working with small and medium public companies total (20) twenty years experience. His background in the securities industry and knowledge of financial structures provide us with sufficient management experience to serve as our officer and director.

B. Significant Employees.

As of the date hereof, the Company has no significant employees.

C. Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

D. Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11.   Executive Compensation.

Our officer and director does not receive any compensation for services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our officers and directors intend to devote no more than a few hours per week to our affairs.

Our officers and directors will not receive any finder’s fee, either directly or indirectly, as a result of any efforts to implement our business plan outlined herein.

It is possible that, after we successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Richard Chiang	10,000,000	100%

All Officers and Directors as a group (1 person)	10,000,000	100%

(1) The above percentages are based on 10,000,000 shares of common stock outstanding as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Kenne Ruan, CPA, P.C. is the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Kenne Ruan for professional services rendered for the year ended December 31, 2013.

Audit Fees

The fees for the audit and review services billed and to be billed by Kenne Ruan CPA, P.C. for the period from September 30, 2013 to December 31, 2013 amounted to $1,300.

Audit Related Fees

None

Tax Fees

There were no fees billed by Kenne Ruan, CPA, P.C. for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:
Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	07/03/13
3.2	By-Laws		10		3.2	07/03/13
4.1	Specimen Stock Certificate		10		4.1	07/03/13
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

We are an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 are unaudited.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE 2 INC.

Dated: February 7, 2014

By: /s/ Richard Chiang Richard Chiang, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Richard Chiang Richard Chiang	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 7, 2014

ALPINE 2 INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF DeCEMBER 31, 2013
AND FOR THE PERIOD FROM JUNE 18, 2013
(DATE OF INCEPTION) TO DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ALPINE 2, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of ALPINE 2, Inc. as of December 31, 2013 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 18, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALPINE 2, Inc. as of December 31, 2013 and the results of its operation and its cash flows for the period from June 18, 2013 (inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company’s lack of liquidity and losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.
Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut

February 7, 2014

ALPINE 2 INC.
(A Development Stage Company)
Balance Sheet

December 31,
2013
ASSETS

Current Assets	-

Cash	$-

Total Assets	$-

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	1,333
Due to related party	$500

Total Current Liabilities	1,833

TOTAL LIABILITIES	1,833

Shareholders' Equity
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2013 )	1,000
Deficit during Development Stage	(2,833)

Total Stockholders’ Equity (Deficit)	(1,833)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-

See Notes to Financial Statements

F-3

ALPINE 2 INC.
(A Development Stage Company)
Statements of Operations

June 18, 2013 (inception) through December 31, 2013

Revenues

Revenues	$-

Total Revenues	-

General & Administrative Expenses

Organization and related expenses	2,833

Total General & Administrative Expenses	2,833

Net Loss	(2,833)
Basic loss per share	$(0.00)

Weighted average number of common shares outstanding	10,000,000

See Notes to Financial Statements

ALPINE 2 INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
From June 18, 2013 (inception) through December 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

June 18, 2013 (inception) through December 31, 2013 Shares issued for services at $.0001 per share	10,000,000	1,000	—	—	1,000

Net loss	—	—	—	(2,833)	(2,833)

Balance, December 31, 2013	10,000,000	1,000	—	(2,833)	(1,833)

See Notes to Financial Statements

ALPINE 2 INC.
(A Development Stage Company)
Statement of Cash flows

June 18, 2013 (inception) through December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,833)
Change in Accounts Payable and Accrued Expenses	1,333
Changes in working capital	1,000

Net cash provided by (used in) operating activities	(500)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES

Due to a related party	500

Net cash provided by (used in) financing activities	500

Net increase (decrease) in cash

Cash at beginning of year	—

Cash at end of year	—

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to founder for services rendered	1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	—

Income taxes paid	—

See Notes to Financial Statements

ALPINE 2 INC.
(A Development Stage Company)
Notes to Financial Statements
For the Period from June 18, 2013 (inception) to December 31, 2013

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred Income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2013.

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

NOTE 4. RELATED PARTY TRANSACTIONS

An officer and director of the Company has performed services for the Company during the period the value of which was $1,000, in exchange for 10,000,000 shares of common stock. The officer and director of the Company paid operating expenses for the Company, as of December 31, 2013 the balance of the Due To Related Party was $500.

NOTE 5.   SHAREHOLDER’S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company.

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2013:

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 10,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 5,000,000 shares authorized; but not issued and outstanding.

NOTE 6. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended December 31, 2013.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including February 7, 2014 which is the date the statements were available for issuance and determined there are no reportable subsequent events.

