Form 10-Q
period 2014-03-31
Vapetek Inc.
filed 2014-05-09
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54994

VAPETEK INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Andy Michael Ibrahim
VAPETEK Inc.
7611 Slater Avenue, Unit H, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 916-9321

ALPINE 2 Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2014 the issuer had 50,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

VAPETEK Inc.

(formerly ALPINE 2 Inc.)
(A Development Stage Company)
Financial Statements

(Unaudited)

VAPETEK Inc.

(formerly ALPINE 2 Inc.)
(A Development Stage Company)
Balance Sheet

(Unaudited)

	March 31, 2014	December 31, 2013
Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 2,550	$ 1,333
Due to related party	-	500
Total current liabilities	2,550	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 50,000,000 shares and 10,000,000
shares issued and outstanding as of March 31, 2014 and
December 31, 2013, respectively)	5,000	1,000
Additional paid-in capital	500	-
Deficit accumulated during the development stage	(8,050)	(2,833)
Total stockholders' deficit	(2,550)	(1,833)

Total liabilities and stockholders' deficit	$ -	$ -

 See Notes to Financial Statements.

VAPETEK Inc.

(formerly ALPINE 2 Inc.)
(A Development Stage Company)
Statement of Operations

(Unaudited)

	Three months ended March 31, 2014	Period from Inception (June 18, 2013) to December 31, 2013

Revenue	$ -	$ -

Operating expenses:
General and administrative	4,000	4,000
Organization	1,217	4,050
Total operating expenses	5,217	8,050

Net loss	$ (5,217)	$ (8,050)

Basic loss per common share	$ (0.00)

Basic weighted average common
shares outstanding	19,333,334

See Notes to Financial Statements.

VAPETEK Inc.

(formerly ALPINE 2 Inc.)
(A Development Stage Company)
Statement of Cash Flows

(Unaudited)

	Three months ended March 31, 2014	Inception (June 18, 2013) to March 31, 2014

Cash flows from operating activities:
Net loss	$(5,217)	$(8,050)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	4,000	5,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,217	2,550
Net cash used in operating activities	—	(500)

Cash flows from financing activities:
Advances from related party	—	500
Net cash provided by financing activities	—	500

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See Notes to Financial Statements.

VAPETEK Inc.

(formerly ALPINE 2 Inc.)
(A Development Stage Company)
Notes to Financial Statements
For the Period from June 18, 2013 (inception) to March 31, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

VAPETEK Inc., f/k/a, ALPINE 2 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 18, 2013, and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (“FASB”) ASC 915. Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and cash flows disclose activity since the date of the Company’s inception.

On March 6, 2014, the Company’s sole officer and director, Richard Chiang appointed Andy Michael Ibrahim and Alham Benyameen to the Board of Directors. On that date, the Company’s sole officer and shareholder, Richard Chiang entered into a share purchase agreement pursuant to which he sold an aggregate of 7,200,000 shares of the Registrant’s common stock to Andy Michael Ibrahim and Alham Benyameen, as fully disclosed in the Company’s 8-K filing on March 11, 2014. On March 6, 2014, the Company accepted the resignations of Richard Chiang as the Registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations are in connection with the consummation of the Share Purchase Agreement withAndy Michael Ibrahim and Alham Benyameen and were not the result of any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, Andy Michael Ibrahim appointed himself as President, Chief Executive Officer, Chief Financial Officer, and Secretary and Alham Benyameen as Chairman of the Board of Directors of the Registrant. Upon their appointments, Andy Michael Ibrahim and Alham Benyameen entered into employment agreements with the Registrant which issued them 20,000,000 shares of restricted stock each as fully disclosed in the Company’s 8-K filing on March 11, 2014

On March 12, 2014, the Board of Directors and Majority Stockholders of the Registrant approved to amend the Registrant’s Certificate of Incorporation to change the name of the Registrant from ALPINE 2 Inc. to VAPETEK Inc. On that date, the officers of the Registrant were instructed to file such amendment with the State of Delaware, which amendment was completed and filed with Delaware on March 25, 2014.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Basic Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Stock-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer non-cash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4. RELATED PARTY TRANSACTIONS

On June 18, 2013, the former sole officer, former sole director and the founder of the Company, performed services for the Company, the value of which was $1,000, in exchange for 10,000,000 shares of common stock ($0.0001 per share). In addition, the founder of the Company forgave an advance for $500 which is recorded as additional paid in capital.

On March 10, 2014, Alham Benyameen, the Chairman of the Board of Directors, performed services for the Company, the value of which was $2,000, in exchange for 20,000,000 shares of common stock($0.0001 per share).

On March 10, 2014, Andy Michael Ibrahim, President, Chief Executive Officer, Secretary, Chief Financial Officer and Director, performed services for the Company, the value of which was $2,000, in exchange for 20,000,000 shares of common stock ($0.0001 per share).

Advances due to related party are non-interest bearing, unsecured and have no specific terms of repayment.

NOTE 5.   SHAREHOLDER’S EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2014 and December 31, 2013, 50,000,000 and 10,000,000 shares were issued and outstanding.

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2014 and December 31, 2013, no shares of preferred stock have been issued.

On June 18, 2013, the former sole officer, former sole director and the founder of the Company, performed services for the Company, the value of which was $1,000, in exchange for 10,000,000 shares of common stock ($0.0001 per share). In addition, the founder of the Company forgave an advance for $500 which is recorded as additional paid in capital.

On March 10, 2014, Alham Benyameen, the Chairman of the Board of Directors, performed services for the Company, the value of which was $2,000, in exchange for 20,000,000 shares of common stock ($0.0001 per share).

On March 10, 2014, Andy Michael Ibrahim, President, Chief Executive Officer, Secretary, Chief Financial Officer and Director, performed services for the Company, the value of which was $2,000,in exchange for 20,000,000 shares of common stock ($0.0001 per share).

NOTE 6. COMMITMENT AND CONTINGENCY

There was no commitment or contingency to disclose during the period ended March 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

As of the date of this Report, we had no definitive arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), because we were not, as the date of this Report, engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or shares of our Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of Common Stock might be materially adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted, nor have others made available to us, results of, market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “Reverse Merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Issuance of Preferred Stock could result in dilution to existing shareholders.

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

Control by management reduces the ability of minority shareholders to affect changes in management, corporate structure, or business strategy.

Management consisting of Andy Michael Ibrahim and Alham Benyameen currently own 94% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Andy Michael Ibrahim and Alham Benyameen are the beneficial owners of 47,200,000 shares of our common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	07/03/13
3.2	By-Laws		10		3.2	07/03/13
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	04/22/14
4.1	Specimen Stock Certificate		10		4.1	07/03/13
10.1	Share Purchase Agreement		8-K		10.1	04/10/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPETEK Inc.

Dated: May 9, 2014

By: /s/ Andy Michael Ibrahim Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors

