Form 10-Q
period 2014-06-30
Vapetek Inc.
filed 2014-08-19
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2014 the issuer had 50,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

VAPETEK Inc.

(A Development Stage Company)

Financial Statements

(Unaudited)

VAPETEK INC.
(formerly ALPINE 2 INC.)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$ 4,015	$ -
Inventory	10,057	-
	14,072	-

Equipment, net	1,008	-

Total assets	$ 15,080	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 861	$ 1,333
Due to related party	18,658	500
Total current liabilities	19,519	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 50,000,000 shares and 10,000,000
shares issued and outstanding as of June 30, 2014 and
December 31, 2013, respectively)	5,000	1,000
Additional paid-in capital	500	-
Accumulated Deficit	(9,939)	(2,833)
Total stockholders' deficit	(4,439)	(1,833)

Total liabilities and stockholders' deficit	$ 15,080	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK INC.
(formerly ALPINE 2 INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2014	Six months ended June 30, 2014	June 18, 2013 to June 30, 2013

Sales	$ 9,350	$ 9,350	$ -
Cost of sales	8,500	8,500	-
Gross profit	850	850	-

Operating expenses:
Depreciation	92	92
General and administrative	2,647	7,864	1,000
Total operating expenses	2,739	7,956	1,000

Net loss	$ (1,889)	$ (7,106)	$ (1,000)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	50,000,000	34,751,382	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK INC.
(formerly ALPINE 2 INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2014	June 18, 2013 to June 30, 2013

Operating activities:
Net loss	$ (7,106)	$ (1,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	92
Stock-based compensation - related party	4,000	1,000
Changes in operating assets and liabilities:
Inventory	(10,057)
Accounts payable and accrued liabilities	(472)	-
Net cash used in operating activities	(13,543)	-

Financing activities:
Advances from related party	17,558	-
Net cash provided by financing activities	17,558	-

Net change in cash	4,015	-

Cash, beginning of period	-	-

Cash, end of period	$ 4,015	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash investing and financing activities:
Computer	$ 1,100	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period Ended June 30, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

VAPETEK Inc., f/k/a, ALPINE 2 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 18, 2013, and has been inactive  through the period covered by this Report.. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On March 6, 2014, the Board of Directors and majority stockholder of Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 2 Inc. to VAPETEK Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements to be read in conjunction with the 10-K.

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

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or net realizable value.

Property and equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Computer equipment	3 years

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

Revenue Recognition

Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Executive Training Program revenue is recognized as the services are performed.

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

Impact of New Accounting Standards

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

During the six months ended June 30, 2014, there are related party payables to the company’s officer, Pennygrab Inc, and West Coast Vape Supply Inc in the amount of $18,658.

NOTE 5.   STOCKHOLDER’S DEFICIT

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2014 and December 31, 2013, 50,000,000 and 10,000,000 shares were issued and outstanding.

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2014 and December 31, 2013, no shares of preferred stock have been issued.

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

On March 10, 2014, Andy Michael Ibrahim, President, Chief Executive Officer, Secretary, Chief Financial Officer and Director, performed services for the Company, the value of which was $2,000in exchange for 20,000,000 shares of common stock ($0.0001 per share).

NOTE 6. SUBSEQUENT EVENTS

On July 11, 2014, the board of directors (the "Board") of VAPETEK Inc. (the “Company”) dismissed Kenne Ruan, CPA, P.C. (“KR”) as the independent registered public accounting firm for the Company effective immediately.

On July 11, 2014, upon approval of the Company’s Board of Directors, the Company engaged Anton & Chia LLP (“A&C”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.

On August 11, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with PennyGrab Inc. (“PennyGrab”). PennyGrab, a company owned 100% by our Chief Executive Officer, Andy Michael Ibrahim, is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products.  The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.”

Pursuant to the Agreement, PennyGrab granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, lease, and sell products incorporating the Licensed Technology.  The Company is required to pay to PennyGrab royalty payments equal to $100 (One Hundred Dollars) per year.

The term of the Agreement is ongoing and effective as of August 11, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

Company Background

VAPETEK Inc. was incorporated in the State of Delaware on June 18, 2013. Since inception, the Company has been in the developmental stage and has conducted virtually no business operations. The Company owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.  The Company selected December 31 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), the OTC Bulletin Board, and the OTC Markets, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter Bulletin Board.

On March 6, 2014, the Company appointed Mr. Alham Benyameen as Chairman and President and Mr. Andy Michael Ibrahim as Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors.

Subsequently, on August 11, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with PennyGrab Inc. (“PennyGrab”).  PennyGrab is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products.  The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.”

Pursuant to the Agreement, PennyGrab granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, import, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”).  The Company is required to pay to PennyGrab an annual payment of $100 using the Licensed Technology. The term of the Agreement is ongoing and effective as of August 11, 2014.

Business Strategy

The Company is committed to bringing high quality e-cig products to market to its customers through its innovative user experience from its products. The Company’s business strategy is to leverage its unique ability to design, develop and source its products competitively through its source manufacturers. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. The Company believes that with the addition of its licensed technology, a high-quality buying experience online can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes enhancing and expanding its own e-cig distribution network to effectively reach more customers and provide them with high-quality sales and support experience. The Company maintains its licensed technology website on the Internet at www.vapetek,com

Business Seasonality and Product Introductions

The Company has not yet commenced sales in a meaningful way, therefore it is difficult to determine the expectation of business seasonality. However, the Company believes that it expects to experience higher net sales in its third and fourth quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand. No assurances can be made as to the accuracy of the Company’s expectations.

Results of operations for the periods ended June 30, 2014 and June 30, 2013

Our operating results for the periods ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, 2014	June 18, 2013 to June 30, 2013	Six months Ended June 30, 2013
Sales	$9,350	$ -	$9,350
Cost of sales	8,500	-	8,500
Gross profit	-	-	-
Operating Expenses	2,739	1,000	7,956
Net Loss	$ (1,889)	$ (1,000)	$ (7,106)

Revenues

Our sales revenue increased by $9,350 for the three months and six months ended June 30, 2014, respectively, as compared with June 18, 2013 to June 30, 2013. The increase in revenue is primarily due to the commencement of the Company’s business plan, the sale of electronic cigarettes, attachments and e-liquid cartridges.

Cost of Sales

Our cost of sales increased by $8,500 for the three and six months ended June 30, 2014, respectively, as compared with June 18, 2013 to June 30, 2013. The increase is due to sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Expenses

Our expenses for the three and nine months ended March 31, 2014 and March 31, 2013, respectively, are outlined in the table below:

	Three Months Ended June 30, 2014	June 18, 2013 to June 30, 2013	Six months Ended June 30, 2013
Depreciation	$ 92	$ -	$ 92
General and administrative	2.647	1,000	7,864
Total	$ 2,739	$ 1,000	$ 7,956

Our operating expenses increased by $1,739 and $6,956 for the three and six months ended June 30, 2014, respectively, as compared with June 18, 2013 to June 30, 2013. The increase in expenses in primarily due to professional fees and other expenses related to our reporting requirements as a public company.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Net Loss

We recorded a net loss of $1,889 and $7,106 for the three and six months ended June 30, 2014, respectively, as compared with a net loss of $1,000 for the period from June 18, 2013 to June 30, 2013.

Liquidity and Capital Resources

Working Capital

	June 30, 2014	December 31. 2013

Current Assets	$14,072	$-
Current Liabilities	$19,519	$-
Working Deficit	$(5,447)	$-

Cash Flows

	Six Months Ended June 30 , 2014	June 18, 2013 to June 30, 2013

Cash used in Operating Activities	$ (13,543)	$-
Cash provided by Financing Activities	$ 17,558	$-
Increase (Decrease) in Cash	$ 4,015	$-

Cash Used In Operating Activities

Our net loss and increase in inventory for the six months ended June, 2014 was the main contributing factor for our negative operating cash flow.

Cash from Financing Activities

We generated $17,558 in cash from advances from a related party.

As of June 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies” of this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation and impairment of marketable securities, inventory valuation and valuation of manufacturing-related assets and estimated purchase commitment cancellation fees, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $9,939 as of June 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Recent Developments

New Management

On March 6, 2014, the sole officer and director of the Company, Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold an aggregate of 7,200,000 shares of the Company’s common stock to Alham Benyameen and Andy Michael Ibrahim at an aggregate purchase price of $20,000. These shares represented 72% of the Company’s issued and outstanding common stock.

Also on March 6, 2014, the Registrant accepted the resignations of Richard Chiang as the Registrant’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. These resignations are in connection with the consummation of the Share Purchase Agreement with Alham Benyameen and Andy Michael Ibrahim, and were not the result of any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices. Effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Registrant elected and appointed Alham Benyameen as Chairman of the Board of Directors, and Andy Michael Ibrahim, President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors of the Registrant.

Biographical Information for Alham Benyameen

Alham Benyameen, Age 36, Chairman of the Board of Directors

Mr. Benyameen is the Co-President of West Coast Vape Supply Inc., with Andy Michael Ibrahim, an international distributor to retail locations supplying the vaping industry with high quality brand names Through their leadership, West Coast Vape Supply Inc. has grown into one of the leading distributors of e-cigarette/vape companies engaged in both the distribution and creation of innovative products for the emerging vaporizer industry. Mr. Benyameen also is currently the President and CEO of MeWe World, Inc an online retailer of consumer electronics with 7 employees, which was recently honored by inclusion in the 2009-2011 editions of Internet Retailer's Top 500 Guide. Mr. Benyameen grew the company's revenues from $50,000 to over $24M dollars over a period of 2 years.  Mr. Benyameen is the President of PennyGrab, Inc., an online pay to bid auction website, PennyGrab, Inc. which had over $1M in sales in 2013. From 1999 to 2001 Mr. Benyameen worked as a sales manager for Atek, responsible for obtaining profitable results through the sales team by developing the team through motivation, counseling, skills development and product knowledge development. From 1997 to 1999, Mr. Benyameen worked at as a sales associate for Bit-By-Bit Computer Rental, one of the largest computer equipment rental companies in Southern California. Mr. Benyameen identified and generated leads for new business through the use of sales marketing tools.

Biographical Information for Andy Michael Ibrahim

Andy Michael Ibrahim, Age 39, President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors

Mr. Ibrahim is the Co-President of West Coast Vape Supply Inc., with Alham Benyameen, an international distributor to retail locations supplying the vaping industry with high quality brand names Through their leadership, West Coast Vape Supply Inc. has grown into one of the leading distributors of e-cigarette/vape companies engaged in both the distribution and creation of innovative products for the emerging vaporizer industry. Mr. Ibrahim has more than 15 years experience in marketing, branding, from product development to fulfillment.  From 2002-to present, Mr. Ibrahim created Creative Art Center, Inc. to expand marketing practices to other companies that can benefit from proven marketing strategies and to increase revenue and grow market share. Creative Art Center, Inc. has and continues to be a great source for name brands to get help and increase the product sales and visibility in their industry.  Mr. Ibrahim continues to lead and directs these brands to expand their businessmen by web advertising, print and exhibiting in trade shows. Mr. Ibrahim worked from 1999 to 2002 as the marketing director for Affiliated Funding Corp. Mr. Ibrahim managed a team of mortgage consultants and successfully acquired more than $100M in business per year from licensed active Realtors Nationwide. During this time Mr. Ibrahim executed a marketing plan that captured the market share of many top leading corresponding lenders.  Mr. Ibrahim managed a team of designers and production specialist to create, produce, market and distribute a international brand named Shaolin Clothing from 1995 to 1999. In that capacity, Mr. Ibrahim successfully negotiated and the implemented the acquisition of other brands to create a distribution company to add value with brand names for the distribution. During this time He managed and organized many trade shows and product exhibits. Then Mr. Ibrahim helped the distribution be acquired to Global World Industries. Mr. Ibrahim attended University Of Phoenix from 1999 to 2002 and also graduated from Orange Coast College with an emphasis in Business Marketing.

Employment Agreements

Alham Benyameen Employment Agreement

On March 10, 2014, the Company entered into an employment agreement (the "Employment Agreement") with its Chairman of the Board of Directors, Alham Benyameen. The Employment Agreement is ongoing and the Employment Agreement provides Mr. Benyameen with the following compensation and benefits: (i) Advance issuance of 20,000,000 shares of restricted common stock and (ii) Participation in benefits and health benefit plans maintained by the Company for its senior executives upon institution of such program. In the event that Mr. Benyameen’s employment terminates due to a "Without Cause Termination" or is terminated by Mr. Benyameen for "Good Reason," Mr. Benyameen will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement.

For these purposes a "Termination for Cause" means a termination by the Company by the vote of the majority of the Board because Mr. Benyameen (a) has been convicted of, or has entered a plea of nolo contendere to, a criminal offense involving moral turpitude, or (b) has willfully continued to fail to substantially perform his duties with the Company after a written demand for substantial performance is delivered by the Board, or (c) has committed an improper action resulting in personal enrichment at the expense of the Company, or (d) has engaged in illegal or gross misconduct that is materially and demonstrably injurious to the Company, or (e) has violated his representations or duties under the Employment Agreement.

In the event of his Disability, the Company may remove Mr. Benyameen from employment, in which case, Mr. Benyameen will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement. In the event of his death, pursuant to the Employment Agreement, Mr. Benyameen will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement. In the event that Mr. Benyameen’s employment terminates due to a Termination for Cause or Mr. Benyameen terminates employment other than for "Good Reason," Disability, retirement under the Company's established policies, or death, then Mr. Benyameen will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement.

The preceding description of the Employment Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Employment Agreement, a copy of which was filed as Exhibit 10.1 on Form 8-K on March 11, 2014.

Andy Michael Ibrahim Employment Agreement

On March 10, 2014, the Company entered into an employment agreement (the "Employment Agreement") with its President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors, Andy Michael Ibrahim. The Employment Agreement is ongoing and the Employment Agreement provides Mr. Ibrahim with the following compensation and benefits: (i) Advance issuance of 20,000,000 shares of restricted common stock and (ii) Participation in benefits and health benefit plans maintained by the Company for its senior executives upon institution of such program.

In the event that Mr. Ibrahim’s employment terminates due to a "Without Cause Termination" or is terminated by Mr. Ibrahim for "Good Reason," Mr. Ibrahim will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement.

For these purposes a "Termination for Cause" means a termination by the Company by the vote of the majority of the Board because Mr. Ibrahim (a) has been convicted of, or has entered a plea of nolo contendere to, a criminal offense involving moral turpitude, or (b) has willfully continued to fail to substantially perform his duties with the Company after a written demand for substantial performance is delivered by the Board, or (c) has committed an improper action resulting in personal enrichment at the expense of the Company, or (d) has engaged in illegal or gross misconduct that is materially and demonstrably injurious to the Company, or (e) has violated his representations or duties under the Employment Agreement

In the event of his Disability, the Company may remove Mr. Ibrahim from employment, in which case, Mr. Ibrahim will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement.

In the event of his death, pursuant to the Employment Agreement, Mr. Ibrahim will be entitled to retain his shares that were issued in advance upon the execution of the Employment Agreement.

The preceding description of the Employment Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Employment Agreement, a copy of which was filed as Exhibit 10.1 on Form 8-K on March 11, 2014.

Available Information

The Company’s Registration Statement on Form 10, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge by calling the Company at  (714) 916-9321 or when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Control by management

As of the date of this Report, management of the Company owned 72% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock and will have voting rights of minority shareholders. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls.

Our principal stockholders may engage in a transaction to cause the company to repurchase their shares of common stock

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Director may change.

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

While seeking a business combination, management anticipates devoting no more than a (40) forty hours per week to our affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors   and control our Company.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

All of the presently outstanding shares of common stock 50,000,000 are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at any time previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As of the date of this Report, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we cannot be assured we will ever lose our shell company status.

Risks of ownership of “Penny Stocks” under SEC regulations

Penny stocks have less visibility and transparency than higher priced securities. Companies that are quoted as penny stocks have risks that are inherently greater than securities that are higher priced due to such factors as less disclosure, lower investor interest and uncertain financial conditions of the issuer. The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our stock.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

Our Certificate of Incorporation authorizes the issuance of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	07/03/13
3.2	By-Laws		10		3.2	07/03/13
3.3	Certificate of Amendment of Certificate of Incorporation				3.3	04/22/14
4.1	Specimen Stock Certificate		10		4.1	07/03/13
10.1	Share Purchase Agreement				10.1	04/10/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPETEK Inc.

Dated: August 19, 2014

By: /s/ Andy Michael Ibrahim Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors

