Form 10-Q/A
period 2014-06-30
Vapetek Inc.
filed 2014-10-30
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Statement

This current report on 10-Q/A amends the Current Report on Form 10-Q filed with the Securities and Exchange Commission, by the registrant on August 19, 2014. This amendment is being made in response to the staff’s comments to include additional disclosures and clarification.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period Ended June 30, 2014

(Unaudited)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

VAPETEK Inc., f/k/a, ALPINE 2 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 18, 2013. VAPETEK Inc. designs, markets, and distributes electronic cigarettes, vaporizers, e-liquids, and accessories. The Company’s products are designed to look like traditional cigarettes, are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide.

On March 6, 2014, the Board of Directors and majority stockholder of Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 2 Inc. to VAPETEK Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc. As disclosed within this section of our filing, West Coast Vape Supply Inc. made several loans to the Company during the second quarter, in aggregate, $13,658. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter.

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by the Chief Executive Officer, Andy Michael Ibrahim. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. As of September 30, 2014, this loan is still outstanding.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. As of September 30, 2014, this loan is still outstanding and an additional $4,500 has been loaned to the Company.

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

Impact of New Accounting Standards

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

During the six months ended June 30, 2014, there are related party payables to the company’s officer, Pennygrab Inc, and West Coast Vape Supply Inc in the amount of $18,658. West Coast Vape Supply Inc. a related party, 100% owned by our management, made several loans to the Company during the second quarter, in aggregate, $13,658. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations.

The business purpose of the agreement between Vapetek Inc. and West Coast Vape Supply Inc. was to enter into an agreement for the purpose of facilitating e-cigarette sales, e-liquids, batteries and accessories. West Coast Vape Supply a related party owned 100% by our management facilitated loans to the Company within the second quarter to help us develop our business and initiate sales. In our effort to maintain a level of competitiveness, our transaction prices were determined by the parties by reviewing prevailing market prices from our competition for our products. Our agreement with West Coast Vape Supply is ongoing and non-exclusive.

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

On March 10, 2014, Andy Michael Ibrahim, President, Chief Executive Officer, Secretary, Chief Financial Officer and Director, performed services for the Company, the value of which was $2,000 in exchange for 20,000,000 shares of common stock ($0.0001 per share).

NOTE 6. SUBSEQUENT EVENTS

On July 11, 2014, the board of directors (the "Board") of VAPETEK Inc (the “Company”) dismissed Kenne Ruan, CPA, P.C. (“KR”) as the independent registered public accounting firm for the Company effective immediately.

On July 11, 2014, upon approval of the Company’s Board of Directors, the Company engaged Anton & Chia LLP (“A&C”), as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements.

On August 11, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with PennyGrab Inc. (“PennyGrab”) .PennyGrab, a company owned 100% by our Chief Executive Officer, Andy Michael Ibrahim, is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products.  The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.”

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

Company Background .

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

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc. West Coast Vape Supply Inc. made several loans to the Company during the second quarter, in aggregate, $13,658. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations.

During the six months ended June 30, 2014, there are related party payables to the company’s officer, Pennygrab Inc, and West Coast Vape Supply Inc in the amount of $18,658. West Coast Vape Supply Inc. a related party, 100% owned by our management, made several loans to the Company during the second quarter, in aggregate, $13,658. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations.

The business purpose of the agreement between Vapetek Inc. and West Coast Vape Supply Inc. was to enter into an agreement for the purpose of facilitating e-cigarette sales, e-liquids, batteries and accessories. West Coast Vape Supply a related party owned 100% by our management facilitated loans to the Company within the second quarter to help us develop our business and initiate sales. In our effort to maintain a level of competitiveness, our transaction prices were determined by the parties by reviewing prevailing market prices from our competition for our products. Our agreement with West Coast Vape Supply is ongoing and non-exclusive.

Business Strategy

The Company is committed to bringing high quality e-cig products to market to its customers through its innovative user experience from its products. According to Nathan K. Cobb, MD, and David B. Abrams, PhD, of Georgetown University, and John Hopkins Bloomberg School of Public Health, in 2014, Americans will spend an estimated $2.2 billion on e-cigarettes and associated products such as vapor devices. The Company believes that by building a business strategy to leverage its unique ability to design, develop and source its products competitively through its source manufacturers in China will help position itself as a leading company within the e-cigarette market. The Company believes that continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. The Company also believes that with the addition of its licensed technology, a high-quality buying experience online can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. Therefore, the Company’s strategy also includes enhancing and expanding its own e-cig distribution network to effectively reach more customers and provide them with high-quality sales and support experience. The Company maintains its licensed technology website on the Internet at www.vapetek.com

Business Seasonality and Product Introductions

The Company has not yet commenced sales in a meaningful way, therefore it is difficult to determine the expectation of business seasonality. However, the Company believes that it expects to experience higher net sales in its third and fourth quarters compared to other quarters in its fiscal year due in part to seasonal holiday demand. No assurances can be made as to the accuracy of the Company’s expectations. We made the following product introductions during the second quarter of 2014.

•	We began sales of our Vhit DABlaster Atomizer product on May 30, 2014.
•	We began sales of our Electronic Battery Starter Kit on June 25, 2014
•	We began sales of our Vapetek Liquivape e-Liquid on May 9, 2014

Results of operations for the periods ended June 30, 2014 and June 30, 2013

Our operating results for the periods ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30, 2014	June 18, 2013 to June 30, 2013	Six months Ended June 30, 2013
Sales	$9,350	$ -	$9,350
Cost of sales	8,500	-	8,500
Gross profit	-	-	-
Operating Expenses	2,739	1,000	7,956
Net Loss	$ (2,739)	$ (1,000)	$ (7.956)

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

Biographical Information for Alham Benyameen

Alham Benyameen, Age 36, Chairman of the Board of Directors

Mr. Benyameen is the Co-President of West Coast Vape Supply Inc., with Andy Michael Ibrahim, an international distributor to retail locations supplying the vaping industry with high quality brand names since August 2013. Since January 2006, Mr. Benyameen has been the President and CEO of MeWe World, Inc an online retailer of consumer electronics with 7 employees, which was recently honored by inclusion in the 2009-2011 editions of Internet Retailer's Top 500 Guide. Mr. Benyameen grew the company's revenues from $50,000 to over $24M dollars over a period of 2 years. Since July 2011,Mr. Benyameen has been the President of PennyGrab, Inc., an online pay to bid auction website, PennyGrab, Inc. which had over $1M in sales in 2013. From 1999 to 2001 Mr. Benyameen worked as a sales manager for Atek, responsible for obtaining profitable results through the sales team by developing the team through motivation, counseling, skills development and product knowledge development. From 1997 to 1999, Mr. Benyameen worked at as a sales associate for Bit-By-Bit Computer Rental, one of the largest computer equipment rental companies in Southern California. Mr. Benyameen identified and generated leads for new business through the use of sales marketing tools.. Benyameen is the Co-President of West Coast Vape Supply Inc., with Andy Michael Ibrahim, an international distributor to retail locations supplying the vaping industry with high quality brand names since August 2013. Since January 2006, Mr. Benyameen has been the President and CEO of MeWe World, Inc an online retailer of consumer electronics with 7 employees, which was recently honored by inclusion in the 2009-2011 editions of Internet Retailer's Top 500 Guide. Mr. Benyameen grew the company's revenues from $50,000 to over $24M dollars over a period of 2 years. Since July 2011,Mr. Benyameen has been the President of PennyGrab, Inc., an online pay to bid auction website, PennyGrab, Inc. which had over $1M in sales in 2013. From 1999 to 2001 Mr. Benyameen worked as a sales manager for Atek, responsible for obtaining profitable results through the sales team by developing the team through motivation, counseling, skills development and product knowledge development. From 1997 to 1999, Mr. Benyameen worked at as a sales associate for Bit-By-Bit Computer Rental, one of the largest computer equipment rental companies in Southern California. Mr. Benyameen identified and generated leads for new business through the use of sales marketing tools.

Biographical Information for Andy Michael Ibrahim

Andy Michael Ibrahim, Age 39, President, Chief Executive Officer, Secretary, Chief Financial Officer and Member of the Board of Directors

Mr. Ibrahim is the Co-President of West Coast Vape Supply Inc., with Alham Benyameen, an international distributor to retail locations supplying the vaping industry with high quality brand names since August 2013. Mr. Ibrahim has more than 15 years experience in marketing, branding, from product development to fulfillment. From 2002 to present, Mr. Ibrahim created Creative Art Center, Inc. to expand marketing practices to other companies that can benefit from proven marketing strategies and to increase revenue and grow market share. Creative Art Center, Inc. has and continues to be a great source for name brands to get help and increase the product sales and visibility in their industry. Mr. Ibrahim continues to oversee operations, product sales, purchasing and marketing for the company. . Mr. Ibrahim worked from 1999 to 2002 as the marketing director for Affiliated Funding Corp. Mr. Ibrahim managed a team of mortgage consultants and successfully acquired more than $100M in business per year from licensed active Realtors Nationwide. During this time Mr. Ibrahim executed a marketing plan that captured the market share of many top leading corresponding lenders. Mr. Ibrahim managed a team of designers and production specialist to create, produce, market and distribute a international brand named Shaolin Clothing from 1995 to 1999. In that capacity, Mr. Ibrahim successfully negotiated and the implemented the acquisition of other brands to create a distribution company to add value with brand names for the distribution. During this time He managed and organized many trade shows and product exhibits. Then Mr. Ibrahim helped the distribution be acquired to Global World Industries. Mr. Ibrahim attended University Of Phoenix from 1999 to 2002 and also graduated from Orange Coast College with an emphasis in Business Marketing.

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

Our business is difficult to evaluate because we have little operating history, no profits and minimal assets.

We began operations within the second quarter of 2014 with related party loans from West Coast Vape Supply Inc., a company 100% owned by the management of our Company, and from PennyGrab Inc., a company 100% owned by our Chairman.. On April 1, 2014, the Company and West Coast Vape Supply entered into a non-exclusive distribution agreement whereby the Company would provide West Coast Vape Supply with electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products.

As a company with minimal operating history, revenue and only minimal assets, we face risk that we may be unable to generate enough revenue to sustain our business. Furthermore, if we are unable to sustain any consistency to our revenues, we will continue to be unprofitable.

There is intense competition in our e-cigarette, vapor devices, e-liquids and accessories business.

We operate in an intensely competitive market for e-cigarette, vapor devices, e-liquids, and related accessories. According to Tobacco Control, an online journal authored by medical professionals from the University of San Diego, California, stated that as of January 2014, there were 466 brands of e-cigarettes and growing. A large number of these brands are established by well-financed competitors, including big traditional tobacco companies, small public companies and financed by venture capital firms. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we are at a competitive disadvantage against the majority of these competitors. If we are unable to meet the competitive challenges we face, we may be unsuccessful in our business strategy.

The e-cigarette business has become regulated on the State level and there are more strict regulations under consideration by the U.S Federal Drug Administration (FDA).

Many states have enacted state and local laws for e-cigarette and vapor devices prohibiting usage in areas that are deemed as 100% smoke free areas. Many individual states now enforce similar laws against tobacco smoking to e-cigarette and vapor device usage. On April 24, 2014, the FDA announced by press release that it will extend its authority under the implementation of the Family Smoking Prevention and Tobacco Control Act signed by the President in 2009.This action extends the agency’s tobacco authority over additional products such as electronic or “e-cigarettes”, cigars, pipe tobacco, nicotine gels, waterpipe (hookah), and dissolvables. Under the proposed rule, makers of these newly deemed tobacco products would, among other requirements:

•	Register with the FDA and report product ingredient listings;
•	Only market new tobacco products after FDA review;
•	Only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the product will benefit the public health as a whole;
•	Not distribute free samples;

In addition, under the proposed new FDA rule, the following provisions would apply to newly “deemed” tobacco products:

•	Minimum age and identification restrictions to prevent sales to underage youth,
•	Requirements to include health warnings, and
•	Prohibition of vending machine sales, unless in a facility that never admits youth.

Due to increased regulations, an excise tax on e-cigarette sales and vapor devices may be coming.

There is no uniform national approach to c-cigarette and vapor device taxation currently in effect. There are mostly free from federal rules and typically are subject only to state sales taxes. However, states may increase regulation and taxes, such as an excise tax. If states impose an excise tax on e-cigarette and vapor devices, we may encounter an adverse effect in our sales and financial results. There can be no assurances that an excise tax will not pose a significant negative effect to our business.

Various parts of our company’s business are dependent on business relationships with various parties.

We expect to rely in part upon third party manufacturers, and distribution partners to sell our products, and we may be adversely affected if those parties do not actively promote our products. Further, if our products are not timely delivered or do not perform as promised, we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We hold no patents on any of our products, and  if we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

We hold no patents on any of our products and rely on trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We intend to file patents on certain products in the future, and we will seek to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future. There can be no assurances that we will ever successfully file or receive any patents in the future.

The copyright and patent positions of technology related companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We currently rely on trade secrets to protect our technologies, however, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products,  production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated into our products. If any of our competitor’s copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we would not be able to compete as effectively. We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have registered the trademark VAPETEK for electronic cigarette batteries in the United States. This and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the expansion of our retail and manufacturing activities, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our products and may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result, our products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of electronic cigarettes have not been submitted to the FDA, consumers currently have no way of knowing whether electronic cigarettes are safe before their intended use; what types or concentrations of potentially harmful chemicals are found in these products; or how much nicotine is being inhaled. In February 2012, it was reported in Florida that an electronic cigarette exploded in a smoker’s mouth causing serious injury. Although there does not appear to be similar incidences elsewhere nor are there specific details concerning the Florida incident, there is a risk that an electronic cigarette can cause bodily injury and the publicity from such instances of injury could dramatically slow the growth of the market for electronic cigarettes.

Government Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the "FDA") is permitted to regulate electronic cigarettes as "tobacco products" under the Family Smoking Prevention and Tobacco Control Act of 2009 (the "Tobacco Control Act").

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as "drugs" or "devices" or a "combination product" under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, and our electronic cigarettes do not contain nicotine, we believe that our products should not fall under the regulatory oversight of the FDA. Nevertheless we believe it is important for any existing or potential investors to understand recent trends in government regulation relating to nicotine-based electronic cigarettes.

The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDAs new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA's authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a "tobacco product" under the Tobacco Control Act subject to the FDA's jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this prospectus, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

New products face intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The market for our products is uncertain and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of and interest in, electronic cigarettes is a recent phenomenon, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

We market a single class of products, which may be subject to certain government regulations, whose approval we may or may not be able to achieve.

Electronic cigarettes are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most electronic cigarettes are sold as a means of delivering nicotine to the body. The FDA is the regulatory agency which oversees drugs, medical devices and tobacco; however at present it is unclear which, if any regulatory process is required to market, and sell electronic cigarettes. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA.  Since our products are manufactured by third parties, we anticipate that they will bear the initial investment of approval and will pass those costs to us through price increases. If we need seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If the device is deemed a drug and a device, we anticipate that the time and costs to comply with FDA regulations would be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

Our products may contain nicotine which is considered to be a highly addictive substance.

Certain of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

We rely, in part, on the efforts of our independent sales distributors and outside broker/dealer network to augment our internal sales efforts and distribute our product to wholesalers and or retailers to generate revenues. No single distributor currently accounts for a material percentage of our revenues and we believe that should any of these relationships terminate we would be able to find suitable replacements, however any change in distributors or our ability to timely replace any given distributor would have a material adverse effect on our business, prospects, financial condition and results of operations.

The lack of public company experience of our management team may put us at a competitive disadvantage.

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our Chairman and CEO lacks public company experience which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Control by management

As of the date of this Report, management of the Company owned 94% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock and will have voting rights of minority shareholders. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls.

Management intends to devote only a limited amount of time to Vapetek’s operations due to their other work interests and business commitments.

Our management own 100% of West Coast Vape Supply Inc., a related party that has from time to time loaned funds to our Company. Our Chairman, Alham Benyameen owns 100% of PennyGrab Inc., a reverse auctions website that has also loaned funds to our Company. Due to these other businesses, our management will only be able to commit 20 hours per week towards Vapetek’s business operations. This limited commitment may adversely impact our ability to develop our business, stay competitive or to adequately address problems we may face in the future.

As a fully-reporting Company, we will spend considerable time, effort and expense towards our reporting requirements.

We are a fully-reporting company under the Securities Exchange Act of 1934. We face considerable time constraint due to our efforts in developing our e-cigarette business, and we also face financial expense towards our reporting requirements. Our management has loaned funds from related parties to cover our business expenses and will continue to do so either from personal funds or from additional related party funds.

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

Management currently own 94% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	07/03/13
3.2	By-Laws		10		3.2	07/03/13
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	04/07/14
4.1	Specimen Stock Certificate		10		4.1	07/03/13
10.3	Share Purchase Agreement		8-K		10.3	03/11/14
10.4	PennyGrab Loan Agreement	X
10.5	West Coast Vape Supply Consolidated Loan Agreement	X
10.6	West Coast Vape Supply Inc. Distribution Agreement	X
10.7	Vapetek Lease Agreement	X
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPETEK Inc.

Dated: October 30, 2014

By: /s/ Andy Michael Ibrahim Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors

