Form 10-Q
period 2014-09-30
Vapetek Inc.
filed 2014-11-19
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2014 the issuer had 50,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

3

VAPETEK Inc.

(formerly ALPINE 2 INC.)

Financial Statements

(Unaudited)

VAPETEK Inc. (formerly ALPINE 2 INC.) CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$5,749	$-
Inventory	7,772	-
Total current assets	13,521	-

Computer, net	917	-

Total assets	$14,438	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$700	$1,333
Due to related party	-	500
Total current liabilities	700	1,833

Due to related party – non current	23,158	-

Total liabilities	23,858	1,833

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 50,000,000 shares and 10,000,000 shares issued and outstanding, respectively)	5,000	1,000
Additional paid-in capital	500	0
Accumulated deficit	(14,920)	(2,833)
Total stockholders' deficit	(9,420)	(1,833)

Total liabilities and stockholders' equity (deficit)	$14,438	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. (formerly ALPINE 2 INC.) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,	June 18, 2013 (inception) to September 30,
	2014	2013	2014	2013

Sales	$15,597	$-	$24,947	$-
Cost of sales	14,223	-	22,723	-
Gross Margin	1,374	-	2,224	-

Operating expenses:
Depreciation	91	-	183	-
Professional fees	5,275	-	12,486	-
General and administrative	989	917	1,642	1,917
Total operating expenses	6,355	917	14,311	1,917

Net loss	$(4,981)	$(917)	$(12,087)	$(1,917)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	50,000,000	10,000,000	39,890,110	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. (formerly ALPINE 2 INC.) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30, 2014	June 18, 2013 (inception) to September 30, 2013

Operating activities:
Net Loss	$(12,087)	$(1,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183	-
Stock-based compensation - related party	4,000	1,000
Changes in operating assets and liabilities:
Increase in inventory	(7,772)	-
Accounts payable and accrued liabilities	(633)	-
Net cash used in operating activities	(16,309)	(917)

Investing activities:
Purchase of fixed assets	(1,100)	-
Net cash used in investing activities	(1,100)	-

Financing activities:
Loans from related party	23,158	917
Net cash provided by financing activities	23,158	917

Net change in cash	5,749	-

Cash, beginning of period	-	-

Cash, end of period	$5,749	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

On March 6, 2014, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 2 Inc. to VAPETEK Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc. West Coast Vape Supply Inc. made several loans to the Company during the second and third quarters, in aggregate, $18,158. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations.

On September 23, 2014, the Company filed its Form 8-K (“Super 8-K”) outlining its discussion on its asset acquisition license with PennyGrab Inc., its entry into a product distribution agreement with West Coast Vape Supply Inc. to supply products of electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products, the development of its corporate website and sales from its line of products that it now offers. As a fully-operating entity, the Super 8-K disclosed that it had exited its shell company status pursuant to Item 5.06, Change in Shell Company Status.

On August 11, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with PennyGrab Inc. (“PennyGrab”).PennyGrab, a company owned 100% by our Chairman, Alham Benyameen, is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products.  The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.”

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the unaudited condensed financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has elected a fiscal year ending on December 31.

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

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of September 30, 2014, the Company has $7,772 of finished goods inventory on hand.

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

Returns, Repairs and Exchange Policy

It is the policy of the Company to issue no refunds once an order has been shipped unless due to product defects or Company error. The default warranty for all products is 14 days unless otherwise specified. Eligibility for refunds, repairs or exchanges are limited to products determined to have manufacturing defects or premature failure. Products that are damaged through misuse, negligence, and abuse or modified or repaired by anyone other than Vapetek, Inc. are not eligible for exchange.

Shipping fees are non-refundable.

Due to personal tastes and preferences the Company does not offer returns, refunds or exchanges for e-liquid products. All e-liquid purchases are final.

If fulfillment errors occur, requests to correct mistakes that are made by the Company resulting in a customer’s receipt of incorrect or missing items in the order will be accepted for 14 days after the receipt of the order. Requests for missing or incorrect items will not be accepted after 14 days from the date the order has been received.

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

Impact of New Accounting Standards

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

NOTE 3. GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $14,920 as of September 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc. As disclosed within this section of our filing, West Coast Vape Supply Inc. made several loans to the Company during the second and third quarters, in aggregate, $18,158. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter.

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. As of September 30, 2014, this loan is still outstanding.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. As of September 30, 2014, this loan is still outstanding.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. As of September 30, 2014, this loan is still outstanding.

NOTE 5. STOCKHOLDER’S DEFICIT

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2014 and December 31, 2013, 50,000,000 and 10,000,000 shares were issued and outstanding.

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2014 and December 31, 2013, no shares of preferred stock have been issued.

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

Company Background.

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

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc. West Coast Vape Supply Inc. made several loans to the Company during the second and third quarters, in aggregate, $18,158. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations.

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

On September 23, 2014, the Company filed its Form 8-K (“Super 8-K”) outlining its discussion on its asset acquisition license with PennyGrab Inc., its entry into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products, the development of its corporate website and sales from its line of products that it now offers. As a fully-operating entity, the Super 8-K disclosed that it had exited its shell company status pursuant to Item 5.06, Change in Shell Company Status.

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

Results of operations for the three months ended September 30, 2014 and September 30, 2013.

Revenues

Our sales revenue was $15,597 for the three months ended September 30, 2014, compared to no revenue for the three months ended September 30, 2013. The increase in revenue is due to the commencement of the Company’s business plan, the sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Cost of Sales

Our cost of sales was $14,223 for the three months ended September 30, 2014, compared to no cost of sales for the three months ended September 30, 2013. The increase is due to the sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $5,438 to $6,355 for the three months ended September 30, 2014 from $917 for the three months ended September 30, 2013. The increase in expenses is primarily due to professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $4,981 for the three months ended September 30, 2014, as compared with a net loss of $917 for the three months ended September 30, 2013. The increase in net loss can mainly be attributed to increased professional fees.

Results of operations for the nine months ended September 30, 2014 and from June 18, 2013 to September 30, 2013.

Revenues

Our sales revenue was $24,947 for the nine months ended September 30, 2014, compared to no revenue in the prior period. The increase in revenue is due to the commencement of the Company’s business plan, the sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Cost of Sales

Our cost of sales was $22,723 for the nine months ended September 30, 2014, compared to no cost of sales for the prior period. The increase is due to the sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $12,394 to $14,311 for the nine months ended September 30, 2014 from $1,917 for the period June 18, 2013 to September 30, 2013. The increase in expenses is primarily due to professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $12,087 for the nine months ended September 30, 2014, as compared with a net loss of $1,917 for period June 18, 2013 to September 30, 2013. The increase in net loss can mainly be attributed to increased professional fees.

We anticipate that we will incur approximately $52,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

Liquidity and Capital Resources

Cash Flows

Cash Used In Operating Activities

For the nine months ended September 30, 2014 we used $16,309 for operating activities. Our increase in inventory for the nine months ended September 30, 2014 was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

During the nine months ended September 30, 2014, we purchased a new computer for $1,100. This was the only capital expenditure during the period.

Cash from Financing Activities

We generated $23,158 in cash from advances from a related party.

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. As of September 30, 2014, this loan is still outstanding.

On June 2, 2014, the Company executed a Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. As of September 30, 2014, this loan is still outstanding.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. As of September 30, 2014, this loan is still outstanding.

As of September 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $14,920 as of September 30, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Recent Developments

On September 23, 2014, the Company filed its Form 8-K (“Super 8-K”) outlining its discussion on its asset acquisition license with PennyGrab Inc., its entry into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products, the development of its corporate website and sales from its line of products that it now offers. As a fully-operating entity, the Super 8-K disclosed that had exited its shell company status pursuant to Item 5.06, Change in Shell Company Status.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We began operations within the second quarter of 2014 with related party loans from West Coast Vape Supply Inc., a company 100% owned by the management of our Company, and from PennyGrab Inc., a company 100% owned by our Chairman.. On April 1, 2014, the Company and West Coast Vape Supply entered into a non-exclusive distribution agreement whereby the Company would provide West Coast Vape Supply with electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products

On August 13, 2014, we entered into an Agreement with PennyGrab Inc. Pursuant to this Agreement, we licensed their website technology code to develop and customize our corporate website www.vapetek.com. Our website is our store front to global customers servicing both wholesale and retail accounts. As of September 23, 2014, the Company had four wholesale dealer accounts not including its distribution agreement with West Coast Vape Supply Inc. PennyGrab Inc. is a related party and is 100% owned by our Chairman, Alham Benyameen.

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

Many states have enacted state and local laws for e-cigarette and vapor devices prohibiting usage in areas that are deemed as 100% smoke free areas. Many individual states now enforce similar laws against tobacco smoking to e-cigarette and vapor device usage. On April 24, 2014, the FDA announced by press release that it will extend its authority under the implementation of the Family Smoking Prevention and Tobacco Control Act signed by the President in 2009.This action extends the agency’s tobacco authority over additional products such as electronic or “e-cigarettes”, cigars, pipe tobacco, nicotine gels, waterpipe (hookah), and dissolvables. Under the proposed rule, makers of these newly deemed tobacco products would, among other requirements:

●	Register with the FDA and report product ingredient listings;
●	Only market new tobacco products after FDA review;
●	Only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the product will benefit the public health as a whole;
●	Not distribute free samples;

In addition, under the proposed new FDA rule, the following provisions would apply to newly “deemed” tobacco products:

●	Minimum age and identification restrictions to prevent sales to underage youth,
●	Requirements to include health warnings, and
●	Prohibition of vending machine sales, unless in a facility that never admits youth.

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

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;
●	restrictions or bans on advertising, marketing and sponsorship;
●	the display of larger health warnings, graphic health warnings and other labeling requirements;
●	restrictions on packaging design, including the use of colors and generic packaging;
●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
●	requirements regarding testing, disclosure and use of tobacco product ingredients;
●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
●	elimination of duty free allowances for travelers; and
●	encouraging litigation against tobacco companies.

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

All of the presently outstanding shares of common stock 50,000,000 are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at any time previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Management currently own 94% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	07/03/13
3.2	By-Laws		10		3.2	07/03/13
4.1	Specimen Stock Certificate		10		4.1	07/03/13
3.3	Certificate of Amendment of Certificate of Incorporation		8-K		3.3	04/07/14
10.1	Employment Agreement Alham Benyameen		8-K		10.3	03/11/14
10.2	Employment Agreement Andy Michael Ibrahim		8-K		10.2	03/11/14
10.3	Share Purchase Agreement		8-K		10.3	03/11/14
10.4	PennyGrab Loan Agreement		10-Q/A		10.4	10/30/14
10.5	West Coast Vape Supply Consolidated Loan Agreement		10-Q/A		10.4	10/30/14
10.6	West Coast Vape Supply Product Distribution Agreement		10-Q/A		10.6	10/30/14
16.1	Change of Auditors		8-K		16.1	07/14/14
99.1	PennyGrab Licensing Agreement		8-K		99.1	08/13/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPETEK Inc.

Dated: November 19, 2014

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors

