Form 10-K
period 2014-12-31
Vapetek Inc.
filed 2015-03-31
CIK 1580485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54994

Vapetek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7611 Slater Avenue, Unit H, Huntington Beach, CA	94107 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: (714) 916-9321

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $0.00

As of March 31, 2015, there were approximately 50,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, ‘‘Vapetek,’’ the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Vapetek, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending December 31st. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

vapetek, INC.

PART I

Item 1. Business.

Vapetek, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on June 18, 2013. The Company was originally incorporated with the name Alpine 2, Inc.

Vapetek is a technology company engaged in developing, marketing and selling electronic cigarettes (“e-cig”), e-liquids, rechargeable batteries and vapor devices in the emerging growth e-cigarette industry.

The Company’s executive offices are located in Huntington Beach, CA, at 7611 Slater Avenue, Unit H, Huntington Beach, CA, 92647.

Corporate History

The Company was incorporated under the laws of the State of Delaware on June 18, 2013, with an objective to acquire, or merge with, an operating business.

On March 6, 2014, we entered into a Share Purchase Agreement, resulting in a change of control, with Alham Benyameen and Andy Michael Ibrahim whereby Richard Chiang our Chairman of the Board of Directors, President, CEO, CFO and Secretary elected Mr. Benyameen as our Chairman of the Board of Directors and Mr. Ibrahim as our President, CEO, CFO, Secretary and Member of our Board of Directors.

Under the terms of the agreement, Mr. Chiang our former President and CEO sold 7,200,000 shares of Vapetek, Inc., formerly known as ALPINE 2 Inc. to Mr. Benyameen and Mr. Ibrahim in exchange for $20,000. Mr. Chiang simultaneously resigned from his positions held in the Company. Upon the closing of our Share Purchase Agreement, we entered into an employment agreement with Mr. Benyameen and Mr. Ibrahim as officers and directors of ALPINE 2 Inc. We issued in advance 20,000,000 shares of our common stock to Mr. Benyameen and 20,000,000 shares of our common stock to Mr. Ibrahim. These shares were valued at par $0.0001 at the time of transfer. Immediately after the closing of the Share Purchase Agreement, we had 50,000,000 shares of common stock outstanding, no shares of preferred stock, no options, and no warrants outstanding. On March, 12, 2014, we filed a certificate of amendment of certificate of incorporation with the State of Delaware and on March 25, 2014, officially amended our name from ALPINE 2 Inc., to Vapetek Inc.

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

On August 11, 2014, we entered into a Licensing Agreement with PennyGrab Inc. (“PennyGrab”). PennyGrab is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products. The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.” Pursuant to the Agreement, PennyGrab granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”). The Company is required to pay to PennyGrab royalty payments equal to $100 (One Hundred Dollars) per year.

On September 23, 2014 we filed an 8-K regarding a change in shell Company Status as we were no longer to be deemed a shell Company as we had more than nominal operations. There are currently no outstanding comments in regards to the 8-K filed and as of today we are no longer deemed to be a shell Company.

Industry Overview

This section includes market and industry data that we have developed from publicly available information; various industry publications and other published industry sources and our internal data and estimates. Although we believe the publications and reports are reliable, we have not independently verified the data. Our internal data, estimates and forecasts are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions.

As of the date of the preparation of this section, these and other independent government and trade publications cited herein are publicly available on the Internet without charge. Upon request, the Company will also provide copies of such sources cited herein.

Electronic Cigarette & Vapor Industry

Electronic cigarettes, or “e-cigs” as they are sometimes referred to, are a new addition to the market, in an early stage of development that has evolved rapidly over the past few years. The primary uses of electronic cigarettes include recreational use as well as smoking cessation devices. At the core of the device is its atomizer, a technology that heats a nicotine-infused propylene glycol liquid and then converts it into a vapor that users inhale through a plastic cartridge mouthpiece. The device is powered by a lithium-ion battery, which is rechargeable through a USB port, an AC wall outlet, a car adapter or a portable charging case.

Electronic cigarettes were invented by Hon Lik, a Chinese pharmacist, who introduced it to the Chinese market in 2004 and expanded sales internationally in 2006. According to the FDA, there are more than 400 manufacturers of e-cigarette devices and components worldwide, the largest of which is Joyetech, a Chinese manufacturer.

Electronic cigarettes represent a niche market, although it should be noted that the past few years have seen a significant rise in the number of market entrants. The global e-cigarette market CAGR (Compound Annual Growth Rate) grew 57% between 2010 and 2012, and is currently north of Two Billion Dollars ($2,000,000,000).

The first generation e-cigarettes led the initial growth of this exciting new industry, but it is the second and third generation of devices, that are now available, that are now growing the industry at a rapid rate. Known as vapor and tanks, or “e-vapor”, this sub-category of cigarettes, when coupled with the first generation e-cigarettes, are expected to grow the market to over Ten Billion Dollars ($10,000,000,000) in sales by 2017. If everything continues as projected then within the next decade the total sales from this e-cigarette market will surpass traditional cigarettes within the next decade.

When first launched e-cigarettes were sold exclusively via online e-commerce channels. Over time online retailers turned to the brick-and-mortar model to allow consumers to experience the product first hand. At present there are three primary methods in which e-cigarettes are sold. About 30% of all sales of e-cigarettes are sold through convenience stores, 26% are sold online, and 17% are sold through retail vape-shops.

The leading players in this highly fragmented market are Lorillard, the parent company to Blu (a leading e-cigarette company with roughly 40.2% of the domestic e-cigarette market), Joyetech, NJOY, Reynolds American and Altria. There are currently more than 250 different brands in the U.S. that offer e-cigarette products.

Our Business

Vapetek is a technology company engaged in developing, marketing and selling electronic cigarettes (“e-cig”), e-liquids, rechargeable batteries and vapor devices in the emerging growth e-cigarette industry. The Company’s business product mix currently stands at 25% e-liquids and 75% devices, which consist of e-cig, rechargeable batteries and vapor devices. Thus far all of our revenues have been from the sale of 3 products; The Vapetek Liquivape e-Liquid, 1100 mAh Vapetek Batteries and our DA Blaster product.

All of our products are U.S. pharmacopeia (USP) grade which means our e-liquids meet the product quality and standards set by The United States Pharmacopeial Convention, a non-profit organization that publishes food ingredients and dietary supplements. Food ingredients, flavorings and colorings, are reviewed by the USP and these standards are used by regulatory agencies and manufacturers to help ensure that these products are of appropriate identity, as well as strength, quality, purity and consistency.

The Company has positioned itself as a technology company focused on the adoption of electronic vaporizing cigarettes (commonly known as “e-cigarettes”) by the world’s 1.2 Billion smokers. The Company provides high quality e-cigarette devices, electronic refillable and rechargeable atomizers and e-liquids offering a much safer alternative delivery system for nicotine. There are an estimated 300,000,000 people in the United States, with approximately 28% or 84,000,000 of the population classified as active cigarette smokers.

A key proposition of an e-cigarette is that it eliminates odor. One of the top reasons people ‘hate smokers’ is the smell of the burning cigarette. The Smoker smells bad, their clothes smell bad, and their breath smells bad, as well as the health issues associated with second hand smoke Health issues related to smoking cigarettes are well known. The Electronic Cigarettes we are bringing to market deliver the nicotine through atomizing cartridges containing nicotine and water. This allows the Nicotine to be delivered through the lungs with Water Vapor, eliminating most all the health issues related to smoking a traditional cigarette (Examples include tar and over 4000 Carcinogenic Chemicals). The Electronic Cigarette also eliminates the smell, stink and ash associated with the burning of traditional cigarettes.

Currently the Company has customers both domestically and overseas in Japan. It should be noted that the Company expects to continue developing domestic and international sales of its products, in markets that it considers to be emerging for e-cigarette devices and products.

*All of our current products are third party products created by third party manufacturers branded under our own trademark.

Current Products

-	The Vhit DABlaster Atomizer. Designed for wax, its portability is its main focus. The DABlaster is 510 threaded and connects directly to most electronic cigarette pens. The DABlaster can be used to heat up dry wax within seconds, insuring satisfying vapor. This product is commercially available and is made from premium stainless steel, pyrex glass tube and a standard 510 thread.

-	Electronic Battery Starter Kit. This product is designed as the Company’s vaporizer starter kit with an adjustable variable voltage that gives the user complete control when vaporizing dry herb or wax. This product is commercially available.

-	Vapetek Liquivape e-Liquid: The Vapetek Liquivape-liquid is a branded line of flavored cartridges in 15 milligram sizes with several flavors. Key ingredients that we use in e-liquids are all U.S. pharmacopeia (USP) grade and kosher. This product is commercially available.

Current Flavor Offerings:

- Liquivape eJuice Strawbomb Mellon

- Liquivape eJuice Willy's Berry Lemonade

- Liquivape eJuice Orange Julius

- Liquivape eJuice Redhead

- Liquivape eJuice Apple Tropicana

- Liquivape eJuice Grapevape

- Liquivape eJuice Cookie Boy

- Liquivape eJuice SnicSnax

- Liquivape eJuice Java the Hut

- Liquivape eJuice The Red Pack

- Liquivape eJuice The White Pack

- Liquivape eJuice The 100s Pack

- Liquivape eJuice The Turkish Crush

- Liquivape eJuice The Cuban Cigar

Our Vapetek Liquivape e-Liquid contain low levels of nicotine which are disclosed on our bottles. Our e-Liquids carry 6 milligrams, 12 milligrams and 18 milligrams, but no amounts higher than the previously disclosed values.

Customers, Distribution and Marketing

Currently, the Company sells its products through its corporate website www.vapetek.com to both retail and wholesale dealer accounts. The wholesale dealer accounts generally provide a wholesale price to volume purchasers. As of the date of this report, the Company has four wholesale dealer accounts, not including its distribution agreement with West Coast Vape Supply Inc.

The Company has an active distribution agreement with West Coast Vape Supply Inc., an e-cigarette distributor co-owned by Alham Benyameen and Andy Michael Ibrahim, the Company’s Chairman of the Board of Directors and the Company’s President, CEO, CFO and Secretary, respectively.

International Distributors

The Company intends to begin seeking wider distribution for its products outside the United States and will review distributors for its international distribution efforts.

Currently, the Company ships its e-Liquid flavored cartridges to a customer in Japan and expects to continue to develop international sales of its products, in markets that it considers to be emerging for e-cigarette devices and products.

Third Party Products

The Company currently carries third party manufactured products such as the eJoint, EVO, and DABlaster products produced by National Gourmet, Smoke Vapor, Vaporijoye, Youde Technologies, and Shenzhen Seego.

Marketing

The Company relies on attending and presenting at industry trade shows as the main venue for marketing. The Company’s tradeshow booth will provide information about its products, and host product presentations to attendees. On average, the Company intends to and has attended two trade shows per quarter with presentations in its booth during these shows.

Manufacturing

We have limited manufacturing capabilities for select products such as our e-liquids, but we depend largely on third party manufacturers for our electronic cigarettes, vaporizers, and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, flavor, packaging and other unique attributes of our products to the brands we market, distribute and sell. Any interruption in supply and or consistency of our products may harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

We currently utilize multiple manufacturers in China. We contract with our manufacturers on a purchase order basis. We do not have any output or requirements with regard to our contract with our manufacturers. Our manufacturers provide us with finished products, which we hold in inventory for distribution, sale and use. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism from exporting unsafe products, whether those products relate to our products or not, we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

Currently the following Companies are responsible for the manufacturing of or in some part the creation of our products:

-Shenzhen Seego Technology Co., Ltd. manufactures our VhitDABlaster product.

-ZhuaiYoude Technology Co., Ltd . manufactures our Vapetek Atomizer Jig Tool product.

-Smokvapor Technology Ltd. controls the logistics of our Electronic Battery Starter Kits product.

-Shenzhen Kamry Technology Co., Ltd. manufactures the eJoint Electronic Cigarette product.

-Ten One International (H.K.) Limited manufactures the EVO Personal Vaporizer product.

Future Product Offerings

In the future we intend to carry and make available products that our manufacturing partners in China have already developed. These products are listed below and would be able to be delivered to us within 30 days of our paid purchase order to our manufacturer. Our cost associated for each product is subject to change. For several of the products listed below we have acquired a small amount of said product(s) that we intend to further test and research in order determine if said product(s) are appropriate to add onto our main product line in a significant capacity.

-Devices: The eJoint electronic cigarette. A compact two-piece device which allows the cartridge to be disposable for easy use, and an efficient tank system that allows a user to vape, or to "vaporize" liquid inexpensively. The battery, e-liquid cartridge and coil can also be easily replaced

-Devices: EVO Personal Vaporizer. The Vapetek EVO personal vaporizer will feature a display system which makes changing settings easy. As an advanced technology product, the Vapetek EVO will bring digitization to the vapor industry. The EVO Personal Vaporizer has been developed by a manufacturer in China and is commercially available to purchasers.

-Device: Vapetek Atomizer Jig Tool

-Devices: The Vhit DABlaster Mini Atomizer. The DABlaster Mini Atomizer is a smaller version of the Vhit DABlaster Atomizer. As the Vhit DABlaster Atomizer, it focuses on its portability feature. Made from premium machined stainless steel and Pryex glass tube, it is eGO threaded and will connect directly to most electronic cigarette pens.

Devices: Aluminum OHM Reader. The Aluminum OHM Reader tests cartomizers and atomizers without having to use a meter. It is used to test the current flow of electronic devices.

Trademarks

On July 8, 2014, the Company was granted the trademark name registration for, “VAPETEK”, from the United States Patent and Trademark Office with the serial number of 86-086,675. This trademark covers vapor batteries, namely, electronic cigarette batteries. The company originally filed its application on October 9, 2013.

Employees

As of the date of this report Vapetek Inc. employs a total of 2 people, Alham Benyameen, the Company’s Chairman of the Board of Directors and Andy Michael Ibrahim, the Company’s President, CEO, CFO, Secretary and Member of the Board of Directors. Vapetek Inc. considers its relationship with its employees to be stable. The Company sees the need for a sales manager, sales associate, outside sales associate, product formulation manager, warehouse manager, warehouse associate and web developer in the immediate future.

Item 1A. Risk Factors.

The following risk factors and other information included in this Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Industry

We have a limited operating history.

We have a limited operating history and do not have a meaningful historical record of sales and revenues nor do we have an established business track record.  While we believe that we have the opportunity to be successful in the electronic cigarette industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

There is doubt about our ability to continue as a going concern due to insufficient cash resources to meet our business objectives.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or obtain additional financing from equity financings, debt financings, or from other sources.  The extent of our future capital requirements will depend on many factors, including results of operations and the growth rate of our business.

Although we intend to raise capital to finance our operations, there can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing in a timely basis, we may not be able to grow our operations as planned, may not be able to meet our other obligations as they become due and may even need to cease our operations.

If we are successfully able to raise capital, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders and if capital is raised through debt facilities then such facilities will increase our liabilities and future cash commitments, and may also impose restrictive covenants relating to the operation of our business.

We presently do not have any arrangements for additional financing.  However, we continue to evaluate various financing strategies to support our current operations and fund our future growth.

It is possible that our company may not keep up to date with the latest cyber security technology in order to adequately protect the security of our customers’ personal and other information when submitted electronically.

Cyber Security is a major issue for every company in the present economy. As technology becomes more sophisticated and business and personal information is transmitted over the internet with increasing frequency it is imperative to maintain up to date cyber security protocols to protect the proprietary information of both our clients and our business. While we intend to do everything we can to have comprehensive and up-to-date cyber security protocols and software it is possible that as technology continues to evolve there may be periods of time when our security is not sufficient to protect from increasingly proficient hackers. We will continue to update and maintain our cyber security protocols to the best of our ability, but there can be no guarantee for our company, or any other for that matter, that information transmitted electronically will be secure with no possibility of theft from third parties.

We may not be able to compete successfully against current and future competitors.

We compete in a highly competitive market that includes other e-cigarette marketing companies, as well as traditional tobacco companies. In this highly fragmented market we have focused on building brand awareness early through viral adoption and word of mouth. In the future, we expect to employ additional marketing strategies while continuing to develop our supply chain and fulfillment capabilities. There can be no assurances that our strategy will be meaningful or successful.

We could face intense competition which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

Unless we keep pace with changing technologies we could lose existing customers and fail to win new customers. In order to compete effectively in the electronic cigarette market, we must continually design, develop and market new and enhanced technologies. Our future success will depend, in part, upon our ability to address the changing and sophisticated needs of the marketplace.

The market for our technology and products is still developing and if the industry adopts test criteria that are different from our internal test criteria our competitive position would be negatively affected. Additionally, governments could institute laws which negatively affect our competitive position. Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

Various Parts of our company’s business plan are dependent on business relationships with various parties.

We expect to rely in part upon third party manufacturers and distribution partners to sell our products and we may be adversely affected if those parties do not actively promote our products. Further, if our products are not delivered in a timely manner or do not perform as promised we could experience increased costs, lower margins, liquidated damage payment obligations and reputational harm.

We must attract and maintain key personnel or our business will fail.

We must attract and retain key personnel in order to successfully operate our business.  We will have to compete with other companies both within and outside the tobacco/ Electronic Cigarette industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth our business and financial condition could be materially adversely affected.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change we must continue to try to locate skilled professionals and adequate funds in a timely manner.

We hold no patents on any of our products and if we are not able to adequately protect our intellectual property in the future then we may not be able to compete effectively and we may not be profitable.

We hold no patents on any of our products and rely on trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. Upon development of new technologies we intend to file patents on certain products in the future and we will seek to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future. There can be no assurances that we will ever successfully file or receive any patents in the future.

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

We currently rely on trade secrets to protect our technologies, however, trade secrets are difficult to protect. While we seek to protect confidential information, in part through confidentiality agreements with our consultants and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitably.

We may face difficulty, or may prove unsuccessful, in developing our own products or technologies. We may also place a substantial financial burden on our Company in researching out and developing our own technologies and products.

In the future we intend to release our own products and or technologies that we develop. We may, however, be unsuccessful in creating any new products or technologies under our own trademark Vapetek. There is uncertainty that we will arrive at a product or technology that is not already patented, and/or viable for sale and/or profitable. Additionally, the cost in attempting to develop new products or technologies under our own trademark could be quite costly. At this time we have not investigated the costs of carrying out the development of our own products or technologies. There is a risk that if we do attempt to research and/or develop our own products or technologies that it could be quite costly and not result in any new products that we are able to make a profit from.

We face a significant risk relying on third party products from third party manufacturers to makeup our product lines.

Currently we rely on third party manufacturers to provide us the products which are sold under our own trademark Vapetek. Should any of our third party manufacturers who provide us these products, which include Shenzhen Seego Technology Co., Ltd., ZhuaiYoude Technology Co., Ltd., Smokvapor Technology Limited, Shenzhen Kamry Technology Co., Ltd. or Ten One International (H.K.) Limited, experience financial distress, lack of funds, bankruptcy, or litigation, we may not be able to purchase products from them to resell under our own trademark Vapetek, as these products might no longer be available for purchase. This could cause our own operations to suffer as we would have to find a new source of inventory. This could harm our profitability and even possibly cause us to cease operations temporarily, or permanently, if we are unable to find an alternative source to carry similar products.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current products,  production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe upon with our products or other activities, and our competitors or other patent holders may assert that our products, and the methods we employ, are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation and, depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated into our products. If any of our competitors copy or otherwise gains access to our proprietary technology, or develop similar technologies independently, we would not be able to compete as effectively. We also consider our trademarks invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We have registered the trademark VAPETEK for electronic cigarette batteries in the United States. This and any other measures that we may take to protect our intellectual property rights, which presently are based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the expansion of our retail and manufacturing activities we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our products and may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our industry is characterized by rapid changes in technology and customer demands. As a result our products and services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products in a timely and cost-effective manner. Further, our products must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

The use of electronic cigarettes may pose health risks as great as, or greater than, regular tobacco products.

According to the FDA, electronic cigarettes may contain ingredients that are known to be toxic to humans and may contain other ingredients that may not be safe. Additionally, electronic cigarettes may be attractive to young people and may lead them to try other tobacco products, including conventional cigarettes that are known to cause disease. Because clinical studies about the safety and efficacy of electronic cigarettes have not been submitted to the FDA consumers currently have no way of knowing whether electronic cigarettes are safe before their intended use, what types or concentrations of potentially harmful chemicals are found in these products, or how much nicotine is being inhaled. In February 2012, it was reported in Florida that an electronic cigarette exploded in a smoker’s mouth causing serious injury. Although there does not appear to be similar incidences elsewhere, nor are there specific details concerning the Florida incident, there is a risk that an electronic cigarette can cause bodily injury and the publicity from such instances of injury could dramatically slow the growth of the market for electronic cigarettes.

The price of our products has been arbitrarily determined based on a percentage markup and it is possible that these prices may not be ideal for the current market, particularly in countries outside the United States, and this could lead to the company making fewer sales than anticipated which would adversely affect our business.

We determine the price of our products based on a percentage markup. The percentage is 10% - 100% depending on what the product is. If it's eliquid then the markup is typically 20% and can be up to 100%, and if it's hardware then the markup is typically 10% to West Coast Vape Supply. The same markup applies to all of our customers within the USA, however it may vary for customers outside the USA. We currently charge customers who are outside of the USA a different price due to the competition and logistics of the company in question on a case by case basis. Currently, that markup is between 60-100% from the purchase price to foreign countries. Thus far we have only had international relations with a customer in Japan.  It is possible that these arbitrarily determined prices may not be ideal for the marketplace in which are items are sold, particularly in countries where the price of our products must increase in order to continue making the same amount of profit, and in such instances it is possible that customers may opt to purchase the products of competitors instead of our own. These varying prices could result in a loss of business and adversely affect our financial forecast for the future operations of our Company.

Over the next few years government regulations could change and have a substantial, and most likely negative, influence on the sale of Tobacco products throughout the United States. It is possible that our business, results of operations and financial condition could be adversely affected by these changes.

While the FDA has not yet mandated electronic cigarettes should be regulated as tobacco products, during 2012 the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of regulations that would include electronic cigarettes under the definition of a "tobacco product" under the Tobacco Control Act subject to the FDA's jurisdiction.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry in general, though if enacted they could have a material adverse effect on our business, results of operations and financial condition.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization's Framework Convention on Tobacco Control ("FCTC"). The FCTC is the first international public health treaty on tobacco and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

New FDA proposed rules released on April 24, 2014

On April 24, 2014, the FDA announced by press release that it will extend its authority under the implementation of the Family Smoking Prevention and Tobacco Control Act signed by the President in 2009.This action extends the agency’s tobacco authority over additional products such as electronic or “e-cigarettes”, cigars, pipe tobacco, nicotine gels, waterpipe (hookah), and dissolvables. Under the proposed rule, makers of these newly deemed tobacco products would, among other requirements:

*	Register with the FDA and report product ingredient listings;

*	Only market new tobacco products after FDA review;

*	Only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the product will benefit the public health as a whole;

*	Not distribute free samples;

In addition, under the proposed new FDA rule, the following provisions would apply to newly “deemed” tobacco products:

*	Minimum age and identification restrictions to prevent sales to underage youth,

*	Requirements to include health warnings, and

*	Prohibition of vending machine sales, unless in a facility that never admits youth.

New products face intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors, have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The market for our products is uncertain and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development and are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is a recent phenomenon and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

We market a single class of products which may be subject to certain government regulations whose approval we may or may not be able to achieve.

Electronic cigarettes are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most electronic cigarettes are sold as a means of delivering nicotine to the body. The FDA is the regulatory agency which oversees drugs, medical devices and tobacco; however at present it is unclear which, if any, regulatory process is required to market and sell electronic cigarettes. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects would be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA.  Since our products are manufactured by third parties, we anticipate that they will bear the initial investment of approval and will pass those costs to us through price increases. If we need to seek FDA approval, then based on several factors including either pre-market approval or 510K application, we estimate an application could take between 6 to 24 months with a cost of $100,000 to $2 million. If the device is deemed a drug and a device we anticipate that the time and costs to comply with FDA regulations would be prohibitive to the future operations of our company and may have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

Our products contain low levels of nicotine, which is considered to be a highly addictive substance.

*	Several of our products contain nicotine, a chemical found in cigarettes and other tobacco products which is considered to be highly addictive. Our Vapetek Liquivape e-Liquid contain low levels of nicotine which are disclosed on our bottles. Our e-Liquids carry 6 milligrams, 12 milligrams and 18 milligrams, but no amounts higher than the aforementioned numbers. The risks of nicotine exposure and toxicity through contact with the e-Liquids are the following:

*	General Nicotine Exposure: Nicotine is a major factor in dependence forming properties of tobacco smoking and is known to cause a myriad of health problems, including cancer.

*	Eye Contact: Will cause slight temporary eye irritation and discomfort.

*	Skin Contact: Depending on the concentration of nicotine exposure, lower levels will cause irritation of the skin and flakiness. However, heavy concentration of nicotine on skin contact can cause intoxication or even death.

The Family Smoking Prevention and Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but may not require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

Our business may be affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover we may be unable to establish the systems and processes needed to track and submit the taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our revenues, operation and financial condition.

States such as New York, Hawaii, Rhode Island, Georgia and North Carolina have begun collecting taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of those states. The requirement to collect, track and remit taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin; either of which would have a material adverse effect on our revenues, financial condition and operating results.

Our success is dependent upon our marketing efforts.

We have limited marketing experience in marketing electronic cigarettes and limited financial, personnel and other resources to undertake extensive marketing activities. If we are unable to generate significant market awareness for our products and our brands then our operations may not generate sufficient revenues for us to execute our business plan, generate revenues and achieve profitable operations.

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

As a company with a class of securities registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act and rules and regulations promulgated under the Exchange Act.  Our Chairman and CEO lacks public company experience which could impair our ability to comply with these legal, accounting, and regulatory requirements.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and affect programs and policies in an effective and timely manner that adequately responds to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Regulations, including those contained in and issued under the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), increase the cost of doing business and may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our Common Stock.

We are a public company.  The current regulatory climate for public companies, even small and emerging growth companies such as ours, may make it difficult or prohibitively expensive to attract and retain qualified officers, directors and members of board committees required to provide for our effective management in compliance with the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  For example, the enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC.  Further, recent and proposed regulations under Dodd-Frank heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters.  We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with SOX Section 404 regarding internal controls over financial reporting.  Our management’s evaluation over our internal controls over financial reporting may determine that material weaknesses in our internal control exist.  If, in the future, management identifies material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price, and subject us to sanctions or investigation by regulatory authorities.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.

Our Certificate of Incorporation and By-Laws provide, with certain exceptions as permitted by Delaware corporation law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our Certificate of Incorporation and By-Laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, to grow our business, to expand into new markets, or to provide new services.  As such, the anticipated benefits of those acquisitions may never be realized.

It is management’s intention to acquire other businesses to grow our customer base, to expand into new markets, and to provide new product lines.  We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

-	difficulties in assimilating the operations and employees of acquired companies;
-	diversion of our management’s attention from ongoing business concerns;
-	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
-	additional expense associated with amortization of acquired assets;
-	additional expense associated with understanding and development of acquired business;
-	maintenance and implementation of uniform standards, controls, procedures and policies; and
-	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

Our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

There can be no assurance that we will be able to manage our expansion through acquisitions effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

The forecasts of market growth included in this Form 10-K may prove to be inaccurate, and even if the market in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Forecasts relating to the expected growth in the biometrics market may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this prospectus should not be taken as indicative of our future growth.

We might require additional capital to support business growth and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure funds. If we raise funds through issuances of equity or convertible debt securities our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our future capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities the percentage ownership of our shareholders will be diluted. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition. As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of SOX. The cost of complying with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) enacted on April 5, 2012, we may take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile or may decline regardless of our operating performance and the price of our common stock may fluctuate significantly.

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

-	competition from other e-cigarette and tobacco companies or related businesses;

-	changes in government regulations, general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the e-cigarette and tobacco industry;

-	changes in key personnel;

-	entry into new geographic markets;

-	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

-	changes in operating performance and stock market valuations of other e-cigarette and tobacco and related companies;

-	investors’ perceptions of our prospects and the prospects of the e-cigarette and tobacco industry;

-	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

-	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

-	announcements relating to litigation;

-	financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

-	the development and sustainability of an active trading market for our common stock;

-	future sales of our common stock by our officers, directors and significant stockholders; and

-	changes in accounting principles affecting our financial reporting.

These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

The stock markets and trading facilities, including the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities in many companies. In the past, stockholders of some companies have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we will be required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company,” as more fully described in these Risk Factors, we shall also be required to comply with Section 404. At such time we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors, potentially decreasing our stock price.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if potential investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decrease.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we may choose “opt out” of such extended transition period, and as a result, we would then comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards would be irrevocable

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We may remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances.  We cannot predict or estimate the amount of additional costs we may incur as a result of the change in our status under the JOBS Act or the timing of such costs.

Our management and director have significant control of our common stock and could control our actions in a manner that conflicts with the interests of other stockholders.

Our executive officers and directors together beneficially own approximately 94% of our common stock, representing approximately 94% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have the ability to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We do not intend to pay dividend for the foreseeable future.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

OTC Marketplace Qualification for Quotation

To have our shares of common stock quoted on the Over-the-Counter Marketplace (“OTC”), a market maker must file an application on our behalf in order to make a market for our common stock. We have not engaged in any discussions with a FINRA Market Maker to file our application on Form 211 with FINRA. No assurances can be made that we will be able to obtain a FINRA Market Maker to file our application on Form 211.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report we do not own any properties.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on an exchange.

Stockholders of Our Common Shares

As of December 31, 2014, we had 50,000,000 shares of our common stock issued and outstanding.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On March 6, 2014, we entered into a Share Purchase Agreement, resulting in a change of control, with Alham Benyameen and Andy Michael Ibrahim whereby Richard Chiang our Chairman of the Board of Directors, President, CEO, CFO and Secretary elected Mr. Benyameen as our Chairman of the Board of Directors and Mr. Ibrahim as our President, CEO, CFO, Secretary and Member of our Board of Directors.

Under the terms of the agreement, Mr. Chiang our former President and CEO sold 7,200,000 shares of Vapetek, Inc., formerly known as ALPINE 2 Inc. to Mr. Benyameen and Mr. Ibrahim in exchange for $20,000. Mr. Chiang simultaneously resigned from his positions held in the Company. Upon the closing of our Share Purchase Agreement, we entered into an employment agreement with Mr. Benyameen and Mr. Ibrahim as officers and directors of ALPINE 2 Inc. We issued in advance 20,000,000 shares of our common stock to Mr. Benyameen and 20,000,000 shares of our common stock to Mr. Ibrahim. These shares were valued at par $0.0001 at the time of transfer. Immediately after the closing of the Share Purchase Agreement, we had 50,000,000 shares of common stock outstanding, no shares of preferred stock, no options, and no warrants outstanding. On March, 12, 2014, we filed a certificate of amendment of certificate of incorporation with the State of Delaware and on March 25, 2014, officially amended our name from ALPINE 2 Inc., to Vapetek Inc.

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements for the year ended December 31, 2014 and December 31, 2013.

Financial condition – Consolidated base

	As of December 31, 2014	As of December 31, 2013

Cash	$4,905	$-
Inventory	1,871	-
Computer, net	825	-
TOTAL ASSETS	$7,601	$-
Trade payables	$1,181	$1,333
Due to related party	23,158	500
Accrued rent – related party	5,635	-
Deferred revenue	2,225	-
TOTAL LIABILITIES	$32,199	$1,833
Common Stock	5,000	1,000
Additional paid-in capital	500	-
Accumulated deficit	(30,098)	(2,833)
TOTAL SHAREHOLDER EQUITY	$(24,598)	$(1,833)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$7,601	$-

Statement of operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Sales	$21,235	$-
Sales – related party	51,622	-
Total sales	72,857	-
Cost of revenues	65,177	-
Gross profit	$7,680	$-

Total Expenses	34,945	2,833
NET LOSS	$(27,265)	$(2,833)
NET LOSS PER SHARE	$(0.00)	$(0.00)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $4,905 as of December 31, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing.

Results of operations for the years ended December 31, 2014 and 2013.

Revenues

Our sales revenue was $72,857 for the year ended December 31, 2014, compared to no revenue for the year ended December 31, 2013. The increase in revenue is due to the commencement of the Company’s business plan, the sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Cost of Sales

Our cost of sales was $65,177 for the year ended December 31, 2014, compared to no cost of sales for the year ended December 31, 2013. The increase is due to the sale of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased $32,112 to $34,945 for the year ended December 31, 2014 from $2,833 for the year ended December 31, 2013. The increase in expenses is primarily due to professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $27,265 for the year ended December 31, 2014, as compared with a net loss of $2,833 for the year ended December 31, 2013. The increase in net loss can mainly be attributed to increased professional fees.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the year ended December 31, 2014 we used $17,153 for operating activities. Our increase in inventory and professional fee expense for the year ended December 31, 2014 was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

During the year ended December 31, 2014, we purchased a new computer for $1,100. This was the only capital expenditure during the period.

Cash from Financing Activities

We generated $23,158 in cash from advances from related parties.

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. As of December 31, 2014, this loan is still outstanding.

On June 2, 2014, the Company executed a Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. As of December 31, 2014, this loan is still outstanding.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. As of December 31, 2014, this loan is still outstanding.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

VAPETEK, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Report of Independent Registered Public Accounting Firm	F3

Balance Sheets as of December 31, 2014 and 2013	F4

Statements of Operations for the year ended December 31, 2014 and for the period from June 18, 2013 (inception) though December 31, 2013	F5

Statements of Changes in Stockholders’ Deficit as of December 31, 2014	F6

Statements of Cash Flows for the year ended December 31, 2014 and for the period from June 18, 2013 (inception) though December 31, 2013	F7

Notes to Financial Statements	F8-F12

 -F1-

To the Board of Directors and Stockholders of

Vapetek, Inc.

We have audited the accompanying balance sheet of Vapetek, Inc. (“the Company”) as of December 31, 2014, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 30, 2015

-F2-

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

/s/Kenne Ruan, CPA, P.C.
Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut

February 7, 2014

-F3-

Vapetek Inc. (Formerly Alpine 2 Inc.) BALANCE SHEETS
	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$4,905	$-
Inventory	1,871	-
Total current assets	6,776	-

Computer, net	825	-

Total assets	$7,601	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,181	$1,333
Due to related parties	23,158	500
Accrued rent – related party	5,635	-
Deferred revenue	2,225	-
Total current liabilities	32,199	1,833

Total liabilities	32,199	1,833

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 50,000,000 and 10,000,000 shares issued and outstanding, respectively	5,000	1,000
Additional paid-in capital	500	0
Accumulated deficit	(30,098)	(2,833)
Total stockholders' deficit	(24,598)	(1,833)

Total liabilities and stockholders' deficit	$7,601	$-

The accompanying notes are an integral part of these financial statements.

-F4-

Vapetek Inc. (Formerly Alpine 2 Inc.) STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	June 18, 2013 (inception) through December 31, 2013
Sales	$21,235	$-
Sales – related party	51,622	-
Total sales	72,857	-
Cost of sales	65,177	-
Gross Margin	7,680	-

Operating expenses:
Professional fees	25,182	-
General and administrative	9,763	2,833
Total operating expenses	34,945	2,833

Net loss	$(27,265)	$(2,833)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	42,438,356	10,000,000

The accompanying notes are an integral part of these financial statements.

-F5-

Vapetek Inc. (Formerly Alpine 2 Inc.) STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid In	Accumulated Deficit	Total
	Shares	Amount	Capital
June 18, 2013 (inception)	-	$-	$-	$-	$-

Issuance of common stock for officer services	10,000,000	1,000	-	-	1,000

Net loss for the period ended December 31, 2013	-	-	-	(2,833)	(2,833)

Balance at December 31, 2013	10,000,0000	1,000	-	(2,833)	(1,833)

Issuance of common stock for officer services	40,000,000	4,000	-	-	4,000

Forgiveness of debt	-	-	500	-	500

Net loss for the year ended December 31, 2014	-	-	-	(27,265)	(27,265)

Balance at December 31, 2014	50,000,000	$5,000	$500	$(30,098)	$(24,598)

The accompanying notes are an integral part of these financial statements.

-F6-

Vapetek Inc. (Formerly Alpine 2 Inc.) STATEMENTS OF CASH FLOWS
	For the Year Ended December 31, 2014	June 18, 2013 (inception) through December 31, 2013
Cash flows from operating activities:
Net Loss	$(27,265)	$(2,833)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	275	-
Stock-based compensation - related party	4,000	1,000
Changes in operating assets and liabilities:
Increase in inventory	(1,871)	-
Increase / (decrease) in accounts payable and accrued liabilities	(152)	1,333
Increase in accrued rent – related party	5,635	-
Increase in deferred revenue	2,225	-
Net cash used in operating activities	(17,153)	(500)

Cash flows from investing activities:
Purchase of computers	(1,100)	-
Net cash used in investing activities	(1,100)	-

Cash flows from financing activities:
Loans from related party	22,658	500
Contributed capital	500	-
Net cash provided by financing activities	23,158	500

Net change in cash	4,905	-

Cash, beginning of period	-	-

Cash, end of period	$4,905	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

-F7-

Vapetek Inc.

(Formerly Alpine 2 Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2014

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has elected a fiscal year ending on December 31.

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

-F8-

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of December 31, 2014.

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of December 31, 2014, the Company has $1,871 of finished goods inventory on hand.

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

The Company recognized $51,622 in revenue from West Coast Vape Supply, a related party for the year ended December 31, 2014. This revenue consisted of approximately 71% of the Company’s total sales in 2014.

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

Shipping fees are non-refundable.

The Company records shipping costs in accordance with EITF 00-10 Accounting for Shipping and Handling Fees and Costs. Accordingly, the shipping costs is shown in the financial statements to be included with general and administrative expense. Shipping costs for the year ended December 31, 2014 was $694.

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

-F9-

Stock-based compensation

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the grant date.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items. The fair value of the related party notes payable cannot be determined because of the Company's affiliation with the parties with whom the agreements exist. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

• Level 1:  Observable inputs such as quoted prices in active markets;

• Level 2:  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

• Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). ASU 2014-15 defines management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in ASU 2014-15 will be effectively prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2014.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

-F10-

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2014 and 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 3. RELATED PARTY TRANSACTIONS

On June 18, 2013, the former sole officer, former sole director and the founder of the Company, performed services for the Company, the value of which was $1,000, in exchange for 10,000,000 shares of common stock ($0.0001 per share). In addition, the founder of the Company forgave an advance for $500 in 2014 which is recorded as additional paid in capital.

On March 6, 2014, the former sole officer and former sole director, Richard Chiang entered into a Share Purchase Agreement pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Registrant’s common stock to Alham Benyameen and Andy Michael Ibrahim at a purchase price of $20,000. In aggregate, these shares represent 72% of the Registrant’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Richard Chiang owns 2,800,000 shares of the Registrant’s stock.

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

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. This loan was made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at 4pm EST. As of December 31, 2014, this loan is still outstanding in full balance of $5,000.

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The terms of the lease is one year commencing June 1, 2014 and ending May 30, 2015. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. For the year ended December 31, 2014, the Company has a payable to MEWE in the amount of $5,635.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at 4pm EST. As of December 31, 2014, this loan is still outstanding in full balance of $13,658.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at 4pm EST. As of December 31, 2014, this loan is still outstanding in full balance of $4,500.

The Company recognized $51,622 in revenue from West Coast Vape Supply, a related party for the year ended December 31, 2014. Revenue from the Company’s related party consisted of approximately 71% of the Company’s total sales in 2014.

NOTE 4.   STOCKHOLDER’S DEFICIT

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2014 and 2013, 50,000,000 and 10,000,000 shares were issued and outstanding.

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014 and 2013, no shares of preferred stock have been issued.

On June 18, 2013, the former sole officer, former sole director and the founder of the Company, performed services for the Company, the value of which was $1,000, in exchange for 10,000,000 shares of common stock ($0.0001 per share). In addition, the founder of the Company forgave an advance for $500 which is recorded as additional paid in capital in 2014.

On March 10, 2014, Alham Benyameen, the Chairman of the Board of Directors, performed services for the Company, the value of which was $2,000 based on our par value, in exchange for 20,000,000 shares of common stock ($0.0001 per share).

On March 10, 2014, Andy Michael Ibrahim, President, Chief Executive Officer, Secretary, Chief Financial Officer and Director, performed services for the Company, the value of which was $2,000 based on our par value  in exchange for 20,000,000 shares of common stock ($0.0001 per share).

-F11-

NOTE 5 – INCOME TAXES

For the year ended December 31, 2014, the Company has incurred a net loss of $27,265 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,000 at December 31, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$9,270	$963
Less: valuation allowance	(9,270)	(963)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$10,233	$963
Valuation allowance	(10,233)	(963)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $22,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease is one year commencing June 1, 2014 and ending May 30, 2015. The Company does not intend to renew the lease. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance the 1st of every month. For the year ended December 31, 2014, the Company has a payable to MEWE in the amount of $5,635. Future minimum rental payments is as follows:

Years ending December 31,

2015	$4,025
$4,025

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $30,098 as of December 31, 2014.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company received an additional $20,000 in loans from West Coat Vape Supply. The note is non-interest bearing, payable on demand and is due no later than March 20, 2020. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at 4pm EST.

On January 28, 2015, the Company entered into a consulting agreement with ETN Services, LLC (“Consultants”). Per the agreement, the Consultants will provide business development and related advisory services. For rendering these services, the Company agreed to pay the Consultants a total of $20,000.

-F12-

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

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective as of the end of the period.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, the Company hired an independent third party CPA, to oversee the accounting functions, month end closings, and financial statement preparation, we feel the our previous material weakness related to segregation of duties has been remediated.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Vapetek, Inc. are provided below:

NAME	AGE	POSITION
Alham Benyameen	36	Chairman of the Board of Directors
Andy Michael Ibrahim	40	President, Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors

Alham Benyameen- Chairman of the Board of Directors

Mr. Benyameen is the Co-President of West Coast Vape Supply Inc., with Andy Michael Ibrahim, an international distributor to retail locations supplying the vaping industry with high quality brand names since August 2013. Since January 2006, Mr. Benyameen has been the President and CEO of MeWe World, Inc. an online retailer of consumer electronics with 7 employees, which was recently honored by inclusion in the 2009-2011 editions of Internet Retailer's Top 500 Guide. Mr. Benyameen grew the company's revenues from $50,000 to over $24M dollars over a period of 2 years. Since July 2011, Mr. Benyameen has been the President of PennyGrab, Inc., an online pay to bid auction website, PennyGrab, Inc. which had over $1M in sales in 2013. From 1999 to 2001 Mr. Benyameen worked as a sales manager for Atek, responsible for obtaining profitable results through the sales team by developing the team through motivation, counseling, skills development and product knowledge development. From 1997 to 1999, Mr. Benyameen worked at as a sales associate for Bit-By-Bit Computer Rental, one of the largest computer equipment rental companies in Southern California. Mr. Benyameen identified and generated leads for new business through the use of sales marketing tools.

Andy Michael Ibrahim- President, CEO, CFO, Secretary and Member of the Board of Directors

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

Corporate governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our executive officers have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen President,CEO, and Director of the Company (1)	2014	-	-	2,000	-	-	-	-	$2,000

Andy Michael Ibrahim, Director (1)	2014	-	-	2,000	-	-	-	-	$2,000

Richard Chiang (2)	2013	-	-	1,000	-	-	-	-	$1,000

(1) Alham Benyameen is our President and CEO. Both Alhamand Benyameen and Andy Michael Ibrahim are our current Directors of the Company.

(2) On March 6, 2014, Vapetek, Inc., formerly known as Alpine 2, Inc. entered into a Share Purchase Agreement, resulting in a change of control, with Alham Benyameen and Andy Michael Ibrahim whereby Richard Chiang our Chairman of the Board of Directors, President, CEO, CFO and Secretary elected Mr. Benyameen as our Chairman of the Board of Directors and Mr. Ibrahim as our President, CEO, CFO, Secretary and Member of our Board of Directors. For the year ended December 31, 2013 Mr. Chiang was issued $1,000 of our common stock based on a par value of .0001 per share.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2014.

DIRECTORS COMPENSATION
Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen President,CEO, and Director of the Company (1)	2014	-	-	2,000	-	-	-	-	$2,000

Andy Michael Ibrahim, Director (1)	2014	-	-	2,000	-	-	-	-	$2,000

(1) Alham Benyameen is our President and CEO. Both Alhamand Benyameen and Andy Michael Ibrahim are our current Directors of the Company.

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2014, the Company has 50,000,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Alham Benyameen, Director	23,600,000	47%	none	N/A	47%
Andy Michael Ibrahim, President, CEO, Director	23,600,000	47%	none	N/A	47%
5% Shareholders
Richard Chiang	2,800,000	6%	none	N/A	6%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 6, 2014, we entered into a Share Purchase Agreement, resulting in a change of control, with Alham Benyameen and Andy Michael Ibrahim whereby Richard Chiang our Chairman of the Board of Directors, President, CEO, CFO and Secretary elected Mr. Benyameen as our Chairman of the Board of Directors and Mr. Ibrahim as our President, CEO, CFO, Secretary and Member of our Board of Directors.

Under the terms of the agreement, Mr. Chiang our former President and CEO sold 7,200,000 shares of Vapetek, Inc., formerly known as ALPINE 2 Inc. to Mr. Benyameen and Mr. Ibrahim in exchange for $20,000. Mr. Chiang simultaneously resigned from his positions held in the Company. Upon the closing of our Share Purchase Agreement, we entered into an employment agreement with Mr. Benyameen and Mr. Ibrahim as officers and directors of ALPINE 2 Inc. We issued in advance 20,000,000 shares of our common stock to Mr. Benyameen and 20,000,000 shares of our common stock to Mr. Ibrahim. These shares were valued at par $0.0001 at the time of transfer. Immediately after the closing of the Share Purchase Agreement, we had 50,000,000 shares of common stock outstanding, no shares of preferred stock, no options, and no warrants outstanding. On March, 12, 2014, we filed a certificate of amendment of certificate of incorporation with the State of Delaware and on March 25, 2014, officially amended our name from ALPINE 2 Inc., to Vapetek Inc.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2014	2013
Audit fees	Kenne Ruan CPA, P.C.	$500	$1,300
	Anton and Chia LLP	10,244	N/A
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-
Total		$10,744	$1,300

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2014 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

(Registrant)

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: March 31, 2015