Form 10-Q
period 2015-03-31
Vapetek Inc.
filed 2015-05-15
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2015 the issuer had 52,250,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VAPETEK Inc. CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets:
Cash	$1,470	$4,905
Prepaid	1,000	-
Inventory	7,082	1,871
Total current assets	9,552	6,776

Computer, net	733	825

Total assets	10,285	7,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	-	1,181
Due to related parties	43,158	23,158
Accrued rent – related party	8,050	5,635
Deferred revenue	-	2,225
Total current liabilities	51,208	32,199

Total liabilities	51,208	32,199

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,250,000 shares issued and outstanding.	625	625
Additional paid-in capital	4,875	4,875
Accumulated deficit	(46,423)	(30,098)
Total stockholders' deficit	(40,923)	(24,598)

Total liabilities and stockholders' deficit	$10,285	$7,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Sales	$2,225	$-
Sales – related party	9,145	-
Total sales	11,370	-
Cost of sales	7,910	-
Gross Margin	3,460	-

Operating expenses:
Professional fees	16,400	-
General and administrative	3,385	5,217
Total operating expenses	19,785	5,217

Net loss	$(16,325)	$(5,217)

Basic & diluted loss per common share	$(0.00)	$(0.00)

Basic & diluted weighted average common shares outstanding	6,250,000	2,416,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(16,325)	$(5,217)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	92	-
Stock-based compensation - related party	-	4,000
Changes in operating assets and liabilities:
Increase in prepaid	(1,000)	-
Decrease in inventory	(5,211)	-
Increase / (decrease) in accounts payable and accrued liabilities	(1,181)	1,217
Increase in accrued rent – related party	2,415	-
Decrease in deferred revenue	(2,225)	-
Net cash used in operating activities	(23,435)	-

Cash flows from financing activities:
Loans from related party	20,000	-
Net cash provided by financing activities	20,000	-

Net change in cash	(3,435)	-

Cash, beginning of period	4,905	-

Cash, end of period	$1,470	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

VAPETEK Inc., f/k/a, ALPINE 2 Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 18, 2013. VAPETEK Inc. is engaged in the business of designing, sourcing, marketing and selling of electronic cigarettes. The Company provides a selection of vaping devices and related accessories. The Company’s products include Sub Ohm Tanks, Sub Ohm Starter Kits, Sub Ohm Batteries, Temperature Control Box Mod Devices, Regulated Box Mods, E-Liquid, CBD Oil Tanks, CBD Oil Starter Kits, Dry Herb and Wax Atomizers, Variable Voltage Mods, Mechanical Mods, Ohm Readers, Resistance and Nickel Wire and Accessories. The Vaping devices consist of three components: a battery unit, an atomizer (which includes a heating element) and a tank filled with an e-liquid.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2015.

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of as of March 31, 2015 and December 31, 2014, the Company has $7,082 and $1,871 of finished goods inventory on hand, respectively.

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

The Company recognized $9,145 in revenue from West Coast Vape Supply, a related party for the three months ended March 31, 2015. This revenue consisted of approximately 80% of the Company’s total sales in the first quarter.

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

Shipping fees are non-refundable.

The Company records shipping costs in accordance with EITF 00-10 Accounting for Shipping and Handling Fees and Costs. Accordingly, the shipping costs is shown in the financial statements to be included with general and administrative expense. Shipping costs for the three months ended March 31, 2015 was $469.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2015.

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

NOTE 3. RELATED PARTY TRANSACTIONS

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. This loan was made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. As of March 31, 2015, this loan is still outstanding in full balance of $5,000.

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease is one year commencing June 1, 2014 and ending May 30, 2015. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of March 31, 2015 and December 31, 2014, the Company has a payable to MEWE in the amount of $8,050 and $5,635, respectively.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. As of March 31, 2015, this loan is still outstanding in full balance of $13,658.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. As of March 31, 2015, this loan is still outstanding in full balance of $4,500.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc. The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. As of March 31, 2015, this loan is still outstanding in full balance of $20,000.

The Company recognized $9,145 in revenue from West Coast Vape Supply, a related party for the three months ended March 31, 2015. This revenue consisted of approximately 80% of the Company’s total sales in the first quarter.

NOTE 4.   STOCKHOLDER’S DEFICIT

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015 and December 31, 2014, 6,250,000 shares were issued and outstanding.

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock have been issued.

On April 6, 2015 the Company completed a reverse stock split in which every eight shares of common stock became one share of common stock. All shares throughout these financial statements and Form 10-Q have been retroactively restated for the reverse split.

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $46,423 as of March 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6.  SUBSEQUENT EVENTS

On April 6, 2015 the Company completed a reverse stock split in which every eight shares of common stock became one share of common stock. All shares throughout these financial statements and Form 10-Q have been retroactively restated for the reverse split.

On April 7, 2015 Alham Benyameen and Andy Michael Ibrahim were each issued 20,650,000 shares of restricted common stock for services rendered to the Company.

On April 8, 2015 the Company issued ETN Services, LLC 100,000 shares of restricted common stock for services rendered relating to SEC filing services.

Between April 22, 2015 and April 25, 2015, the Company sold 1,300,000 restricted shares of common stock at par value to seven individuals for total proceeds of $130. The private placements from the sale of shares were exempt from registration under Regulation D of the Securities Act of 1933.

On April 24, 2015 we the Company issued Mitchell A. Stewart and Michail Selwanes 100,000 shares of restricted common stock each for services relating to upkeep and development of the Company’s website.

On April 24, 2015 the Company gifted friends and family members of the Company’s Officers/Directors a total of 3,100,000 shares of restricted common stock. Thirteen individuals were gifted shares and no monies were paid for them.

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

On April 6, 2015 the Company completed a reverse stock split in which every eight shares of common stock became one share of common stock. Subsequently, on April 7, 2015 Alham Benyameen and Andy Michael Ibrahim were each issued 20,650,000 shares of restricted common stock for services rendered to the Company.

On April 8, 2015 the Company issued ETN Services, LLC 100,000 shares of restricted common stock for services rendered relating to SEC filing services. No monies were paid for the shares.

Between April 22, 2015 and April 25, 2015 we the Company sold restricted shares of common stock at par value to seven individuals. The total shares sold were 1,300,000. The total proceeds from the sale amounted to $130. The private placements from the sale of shares were exempt from registration under Regulation D of the Securities Act of 1933.

On April 24, 2015 we the Company issued Mitchell A. Stewart and Michail Selwanes 100,000 shares of restricted common stock each respectively for services relating to upkeep and development of the Company’s website.

On April 24, 2015 we the Company gifted friends and family members of the Company’s Officers/Directors a total of 3,100,000 shares of restricted common stock. Thirteen individuals were gifted shares and no monies were paid for them.

Business Operations

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

Results of operations for the three months ended March 31, 2015 and March 31, 2014.

Revenues

Our sales revenue was $11,370 for the three months ended March 31, 2015, compared to $0 revenue for the three months ended March 31, 2014. The increase in revenue is due to furthering the Company’s business plan, and the increased sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Cost of Sales

Our cost of sales was $7,910 for the three months ended March 31, 2015, compared to $0 cost of sales for the three months ended March 31, 2014. The increase is due to increased sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $14,568 to $19,785 for the three months ended March 31, 2015 from $5,217 for the three months ended March 31, 2014. The increase in expenses is primarily due to increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $16,325 for the three months ended March 31, 2015, as compared with a net loss of $5,217 for the three months ended March 31, 2014. The increase in net loss can mainly be attributed to increased professional fees.

Liquidity and Capital Resources

Cash Flows

Cash Used In Operating Activities

For the three months ended March 31, 2015 we used $23,435 for operating activities. Our increase in inventory for the three months ended March 31, 2015 was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

none

Cash from Financing Activities

We generated $20,000 in cash from advances from a related party.

On March 10, 2015, the Company executed a Consolidated Loan Agreement for $20,000 to West Coast Vape Supply, Inc. The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. As of March 31, 2015, this loan is still outstanding.

As of March 31, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $46,423 as of March 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Recent Developments

None

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2015 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: May 15, 2015

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors