Form 10-K/A
period 2014-12-31
Vapetek Inc.
filed 2015-07-09
CIK 1580485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Our former status as a Shell Company may make Rule 144 unavailable to certain shareholders who obtained shares in us when we were a Shell Company.

Rule 144(i)(1) prohibits the use of the rule for sales of restricted stock and stock held by affiliates into the public market if the issuing company is now or ever has been a “shell company”, unless the requirements of Rule 144(i)(2) are satisfied. The following explanation is qualified in its entirely by reference to the complete text of Rule 144. Rule 144(i)(1) defines a shell company as a company that is now or at any time previously has been an issuer, that has:(A) No or nominal operations; and(B) Either:(1) No or nominal assets;(2) Assets consisting solely of cash and cash equivalents; or(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets. This does not include a development stage company pursuing an actual business, a business combination related shell company, as defined in Rule 405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation S-K. Rule 144(i)(2) does permit the use of Rule 144 by stockholders of an issuing company has previously been but is not now a shell company if the issuing company [that] has been filing reports with the SEC for one year that contain information about its current operating (or development stage) business activities (not including shell company activities) and it is current in its reporting obligations at the time of the proposed sale in reliance on Rule 144.

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

The Company recognized $51,622 in revenue from West Coast Vape Supply, a related party for the year ended December 31, 2014. Revenue from the Company’s related party consisted of approximately 71% of the Company’s total sales in 2014

Review, Approval and Ratification of Related Party Transactions

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

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
10.1	Executive Employment Agreement between Alham Benyameen and ALPINE 2 Inc. (3)
10.2	Executive Employment Agreement between Andy Michael Ibrahim and ALPINE 2 Inc. (3)
10.3	PennyGrab Loan Agreement (4)
10.4	West Coast Vape Supply Consolidated Loan Agreement (4)
10.5	West Coast Vape Supply Inc. Distribution Agreement (4)
10.6	Vapetek Lease Agreement (4)
10.7	PennyGrab Licensing Agreement (5)
31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2014 (2)
32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (6)
101.SCH	XBRL Taxonomy Extension Schema (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (6)
101.LAB	XBRL Taxonomy Extension Label Linkbase (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (6)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Attached by reference to our Form 8-K filed 03/06/14
(4)	Attached by reference to our Form 10-Q/A filed on 10/30/14
(5)	Attached by reference to our Form 8-K filed 8/13/14
(6)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

(Registrant)

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: July 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: July 10, 2015