Form 10-Q
period 2015-06-30
Vapetek Inc.
filed 2015-08-17
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54994

VAPETEK INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

VAPETEK Inc.
5445 Oceanus Driver STE 102 Huntington Beach, CA 92649	92647
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 916-9321

 Former Address: 7611 Slater Avenue, Unit H, Huntington Beach, CA

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2015 the issuer had 52,250,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VAPETEK Inc. CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets:
Cash	$1,365	$4,905
Prepaid	5,200	-
Inventory	4,601	1,871
Total current assets	11,166	6,776

Computer, net	642	825

Total assets	$11,808	$7,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$5,478	$1,181
Due to related parties	48,158	23,158
Accrued rent – related party	11,860	5,635
Deferred revenue	5,500	2,225
Total current liabilities	70,996	32,199

Total liabilities	70,996	32,199

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 52,250,000 and 6,250,000 shares issued and outstanding, respectively	5,225	625
Additional paid-in capital	4,875	4,875
Accumulated deficit	(69,288)	(30,098)
Total stockholders' deficit	(59,188)	(24,598)

Total liabilities and stockholders' deficit	$11,808	$7,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$385	$-	$2,610	$-
Sales – related party	17,525	9,350	26,670	9,350
Total sales	17,910	9,350	29,280	9,350
Cost of sales	13,719	8,500	21,629	8,500
Gross Margin	4,191	850	7,651	850

Operating expenses:
Professional fees	15,738	-	32,138	-
General and administrative	11,318	2,739	14,703	7,956
Total operating expenses	27,056	2,739	46,841	7,956

Net loss	$(22,865)	$(1,889)	$(39,190)	$(7,106)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	47,836,813	6,250,000	27,158,287	4,343,923

 The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Loss	$(39,190)	$(7,106)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	183	92
Stock-based compensation - related party	4,470	4,000
Changes in operating assets and liabilities:
Increase in prepaid	(5,200)	-
Increase in inventory	(2,730)	(10,057)
Increase / (decrease) in accounts payable and accrued liabilities	4,297	(472)
Increase in accrued rent – related party	6,225	-
Decrease in deferred revenue	3,275	-
Net cash used in operating activities	(28,670)	(13,543)

Cash flows from financing activities:
Loans from related party	25,000	17,558
Proceeds from the sale of common stock	130	-
Net cash provided by financing activities	25,130	17,558

Net change in cash	(3,540)	4,015

Cash, beginning of period	4,905	-

Cash, end of period	$1,365	$4,015

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK INC.

NOTES TO UNAUDITED CONDENDSED FINANCIAL STATEMENTS

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

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc. West Coast Vape Supply Inc. made several loans to the Company during the second and third quarters of 2014, in aggregate, $18,158. Additionally, PennyGrab Inc., a related party owned 100% by our Chairman, loaned the Company $5,000 in the second quarter 2014. These loans were made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K/A filed on July 9, 2015. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2015.

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of June 30, 2015 and December 31, 2014, the Company has $4,601 and $1,871 of finished goods inventory on hand, respectively.

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

The Company recognized $26,670 and $9,350 in revenue from West Coast Vape Supply, a related party, for the six months ended June 30, 2015 and 2014, respectively. This revenue consisted of approximately 91% of the Company’s total sales in the second quarter. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

On occasion the Company may receive payment for a sale in advance of shipping the product. When this occurs the funds received are considered to not yet be earned and are reported as a liability on the financial statements as deferred revenue.

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

Shipping fees are non-refundable.

The Company accounts for shipping costs in accordance with ASC 605-45 Principle Agent Consideration. Accordingly, the shipping costs is shown in the financial statements to be included with general and administrative expense. Shipping costs for the six months ended June 30, 2015 and 2014 was $469 and $10, respectively.

Due to personal tastes and preferences the Company does not offer returns, refunds or exchanges for e-liquid products. All e-liquid purchases are final.

If fulfillment errors occur, requests to correct mistakes that are made by the Company resulting in a customer’s receipt of incorrect or missing items in the order will be accepted for 14 days after the receipt of the order. Requests for missing or incorrect items will not be accepted after 14 days from the date the order has been received. Fulfillment errors are minimal and not considered to have a material impact to the financial statements.

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

Impact of New Accounting Standards

In July 2015 the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. The amendments will take effect for public business entities for fiscal years beginning after Dec. 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2015.

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

NOTE 3. RELATED PARTY TRANSACTIONS

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. This loan was made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of June 30, 2015, the Company has a payable to West Coast in the amount of $2,200.

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease is one year commencing June 1, 2014 and ending May 30, 2015. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of June 30, 2015 and December 31, 2014, the Company has a payable to MEWE in the amount of $9,660 and $5,635, respectively.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of June 30, 2015, this loan is still outstanding.

The Company recognized $17,525 and $26,670 in revenue from West Coast Vape Supply, a related party for the three and six months ended June 30, 2015, respectively. For the three and six months period ended June 30, 2014, the revenue from West Coast Vape Supply were $9,350 and $9,350, respectively. This revenue consisted of approximately 91% and 100% of the Company’s total sales for the quarter ended June 30, 2015 and 2014, respectively.

NOTE 4.   STOCKHOLDER’S DEFICIT

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015 and December 31, 2014, 52,250,000 and 6,250,000 shares were issued and outstanding, respectively.

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. No shares of preferred stock have been issued.

On April 6, 2015, the Company completed a reverse stock split in which every eight shares of common stock became one share of common stock. All shares throughout these financial statements and Form 10-Q have been retroactively restated for the reverse split.

On April 7, 2015, Alham Benyameen and Andy Michael Ibrahim were each issued 20,650,000 shares of restricted common stock for services rendered to the Company. The shares were issued at par value for total non-cash expense of $4,130.

On April 8, 2015 the Company issued ETN Services, LLC 100,000 shares of restricted common stock for services rendered relating to SEC filing services. The shares were issued at par value for total non-cash expense of $10.

Between April 22, 2015 and April 25, 2015, the Company sold 1,300,000 restricted shares of common stock at par value to seven individuals for total proceeds of $130. The private placements from the sale of shares were exempt from registration under Regulation D of the Securities Act of 1933.

On April 24, 2015 we the Company issued Mitchell A. Stewart and Michail Selwanes 100,000 shares of restricted common stock each for services relating to upkeep and development of the Company’s website. The shares were issued at par value for total non-cash expense of $20.

On April 24, 2015 the Company issued to thirteen individuals related to the Company’s Officers/Directors a total of 3,100,000 shares of restricted common stock for total non-cash expense of $310. The shares were issued in exchange for advice and suggestions on how to further develop the Company.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease begins June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. Future minimum rental payments are as follows:

Years ending December 31,
2015	$15,400
2016	26,400
2017	6,600
$48,400

 NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $69,288 as of June 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7.  SUBSEQUENT EVENTS

On July 17, 2015. West Coast Vape Supply loaned the Company $5,000. The loan is unsecured, non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of operations for the three months ended June 30, 2015 and June 30, 2014.

Revenues

Our sales revenue was $17,910 for the three months ended June 30, 2015, compared to $9,350 for the three months ended June 30, 2014. Currently, approximately 98% and 100% of the revenue were from one related party for the three month period ending June 30, 2015 and 2014, respectively. The increase in revenue is due to furthering the Company’s business plan and is heavily relied on the related party.

Cost of Sales

Our cost of sales was $13,719 for the three months ended June 30, 2015, compared to $8,500 for the three months ended June 30, 2014. The increase is due to increased sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $24,317 to $27,056 for the three months ended June 30, 2015 from $2,739 for the three months ended June 30, 2014. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $22,865 for the three months ended June 30, 2015, as compared with a net loss of $1,889 for the three months ended June 30, 2014. The increase in net loss can mainly be attributed to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Results of operations for the six months ended June 30, 2015 and June 30, 2014.

Revenues

Our sales revenue was $29,280 for the six months ended June 30, 2015, compared to $9,350 for the six months ended June 30, 2014. Currently, approximately 91% and 100% of the revenue were from one related party for the six month period ending June 30, 2015 and 2014, respectively. The increase in revenue is due to furthering the Company’s business plan and is heavily relied on the related party.

Cost of Sales

Our cost of sales was $21,629 for the six months ended June 30, 2015, compared to $8,500 for the six months ended June 30, 2014. The increase is due to increased sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $38,885 to $46,841 for the six months ended June 30, 2015 from $7,956 for the six months ended June 30, 2014. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $39,190 for the six months ended June 30, 2015, as compared with a net loss of $7,106 for the six months ended June 30, 2014. The increase in net loss can mainly be attributed to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Liquidity and Capital Resources

Cash Flows

Cash Used In Operating Activities

For the six months ended June 30, 2015 and 2014 we used $28,670 and $13,543 for operating activities. In fiscal 2015, the increase in cash used in operating activities was the result from the increase in net loss, which was due to the increase in operating expenses. In fiscal 2014, the net cash used in operating activities was mainly due to the purchase of inventory and payment of professional fees was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

None

Cash from Financing Activities

For the six months ended June 30, 2015 and 2014, we generated $25,000 and $17,558 in cash from advances from West Coast Vape Supply and borrowed an additional $5,000 on July 17, 2015.

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. This loan agreement has been amended to eliminate the conversion clause. All other terms remain the same.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of June 30, 2015, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of June 30, 2015, this loan is still outstanding.

As of June 30, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $69,288 as of June 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2015, Alham Benyameen and Andy Michael Ibrahim were each issued 20,650,000 shares of restricted common stock for services rendered to the Company. The shares were issued at par value for total non-cash expense of $4,130.

On April 8, 2015 the Company issued ETN Services, LLC 100,000 shares of restricted common stock for services rendered relating to SEC filing services. The shares were issued at par value for total non-cash expense of $10.

Between April 22, 2015 and April 25, 2015, the Company sold 1,300,000 restricted shares of common stock at par value to seven individuals for total proceeds of $130. The private placements from the sale of shares were exempt from registration under Regulation D of the Securities Act of 1933.

On April 24, 2015 we the Company issued Mitchell A. Stewart and Michail Selwanes 100,000 shares of restricted common stock each for services relating to upkeep and development of the Company’s website. The shares were issued at par value for total non-cash expense of $20.

On April 24, 2015 the Company gifted friends and family members of the Company’s Officers/Directors a total of 3,100,000 shares of restricted common stock for total non-cash expense of $310. The shares were gifted in exchange for advice and suggestions on how to further develop the Company. Thirteen individuals were gifted shares and no monies were paid for them.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2015 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: August 17, 2015

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors