Form 10-Q
period 2015-09-30
Vapetek Inc.
filed 2015-11-18
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 18, 2015 the issuer had 54,150,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VAPETEK Inc. CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets:
Cash	$19,850	$4,905
Prepaid	3,650	-
Inventory, net	22,319	1,871
Total current assets	45,819	6,776

Computer, net	550	825

Total assets	$46,369	$7,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$-	$1,181
Due to related parties	39,500	23,158
Accrued rent – related party	9,660	5,635
Deferred revenue	15,863	2,225
Total current liabilities	65,023	32,199

Total liabilities	65,023	32,199

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized;
54,050,000 and 6,250,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	5,405	625
Additional paid-in capital	49,695	4,875
Accumulated deficit	(73,754)	(30,098)
Total stockholders' deficit	(18,654)	(24,598)

Total liabilities and stockholders' deficit	$46,369	$7,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$-	$3,690	$2,610	$3,690
Sales – related party	10,395	11,907	37,065	21,257
Total sales	10,395	15,597	39,675	24,947
Cost of sales	1,129	14,223	22,758	22,723
Gross Margin	9,266	1,374	16,917	2,224

Operating expenses:
Professional fees	5,049	5,275	37,187	12,486
General and administrative	8,683	1,080	23,386	1,825
Total operating expenses	13,732	6,355	60,573	14,311

Net loss	$(4,466)	$(4,981)	$(43,656)	$(12,087)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	52,461,304	6,250,000	35,685,311	4,986,264

 The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Loss	$(43,656)	$(12,087)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	275	183
Stock-based compensation - related party	4,470	4,000
Changes in operating assets and liabilities:
Increase in prepaid	(3,650)	-
Increase in inventory	(20,448)	(7,772)
Decrease in accounts payable and accrued liabilities	(1,181)	(633)
Increase in accrued rent – related party	4,025	-
Increase in deferred revenue	13,638	-
Net cash used in operating activities	(46,527)	(16,309)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,100)
Net cash used in investing activities	-	(1,100)

Cash flows from financing activities:
Loans from related party	30,000	23,158
Repayment of related party loans	(13,658)
Proceeds from the sale of common stock	45,130	-
Net cash provided by financing activities	61,472	23,158

Net increase in cash	14,945	5,749

Cash, beginning of period	4,905	-

Cash, end of period	$19,850	$5,749

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc.

NOTES TO UNAUDITED CONDENDSED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014 included on the Company’s Form 10-K/A filed on July 9, 2015. The results of the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2015.

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of September 30, 2015 and December 31, 2014, the Company has $17,363 and $1,871 of finished goods inventory on hand, respectively, as well as $4,956 of work in process at September 30, 2015.

Property and equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is currently three years.

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

The Company recognized $37,065 and $21,257 in revenue from West Coast Vape Supply, a related party, for the nine months ended September 30, 2015 and 2014, respectively. This revenue consisted of approximately 93.4% of the Company’s total sales in the current year. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

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

Impact of New Accounting Standards

In July 2015 the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on the Company’s financial statements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2015.

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

NOTE 3. RELATED PARTY TRANSACTIONS

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. This loan was made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2015, this loan is still outstanding.

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease is one year commencing June 1, 2014 and ending May 30, 2015. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of September 30, 2015 and December 31, 2014, the Company has a payable to MEWE in the amount of $9,660 and $5,635, respectively.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is non-interest bearing, payable on demand and is due no later than June 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. This loan was repaid in full as of September 30, 2015.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2015, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2015, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2015, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2015, this loan is still outstanding.

The Company recognized $10,395 and $37,065 in revenue from West Coast Vape Supply, a related party for the three and nine months ended September 30, 2015, respectively. For the three and nine months period ended September 30, 2014, the revenue from West Coast Vape Supply were $11,907 and $21,257, respectively. This revenue consisted of approximately 93% and 85% of the Company’s total sales for the period ended September 30, 2015 and 2014, respectively.

NOTE 4.   STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2015 and December 31, 2014, 54,050,000 and 6,250,000 shares were issued and outstanding, respectively.

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

During the nine months ended September 30, 2015, the Company issued 1,800,000 shares of common stock for total cash proceeds of $45,000.

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
$48,400

NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $73,754 as of September 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7.  SUBSEQUENT EVENTS

On October 15, 2015, the Company issued 100,000 shares of common stock for total cash proceeds of $2,500.

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

Results of operations for the three months ended September 30, 2015 and September 30, 2014.

Revenues

Our sales revenue was $10,395 for the three months ended September 30, 2015, compared to $15,597 for the three months ended September 30, 2014. Currently, approximately 100% and 76% of the revenue were from one related party for the three months period ending September 30, 2015 and 2014, respectively. The decrease in revenue is due to the deferral of the recognition of sales to the related party until sold to a third party by them.

Cost of Sales

Our cost of sales was $1,129 for the three months ended September 30, 2015, compared to $14,223 for the three months ended September 30, 2014. The decrease is due to a decrease in sales and the margin on those sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $7,377 to $13,732 for the three months ended September 30, 2015 from $6,355 for the three months ended September 30, 2014. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $4,466 for the three months ended September 30, 2015, as compared with a net loss of $4,981 for the three months ended September 30, 2014. The decrease in net loss is attributed to the decreased sales with increased operating expenses.

Results of operations for the nine months ended September 30, 2015 and September 30, 2014.

Revenues

Our sales revenue was $39,675 for the nine months ended September 30, 2015, compared to $24,947 for the nine months ended September 30, 2014. Currently, approximately 93% and 85% of the revenue were from one related party for the nine months period ending September 30, 2015 and 2014, respectively. The increase in revenue is due to furthering the Company’s business plan and is heavily relied on the related party.

Cost of Sales

Our cost of sales was $22,758 for the nine months ended September 30, 2015, compared to $22,723 for the nine months ended September 30, 2014. The increase is due to increased sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $46,262 to $60,573 for the nine months ended September 30, 2015 from $14,311 for the nine months ended September 30, 2014. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $43,656 for the nine months ended September 30, 2015, as compared with a net loss of $12,087 for the nine months ended September 30, 2014. The increase in net loss can mainly be attributed to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Liquidity and Capital Resources

Cash Flows

Cash Used In Operating Activities

For the nine months ended September 30, 2015 and 2014 we used $46,527 and $16,309 for operating activities, respectively. In fiscal 2015, the increase in cash used in operating activities was the result from the increase in net loss, which was due to the increase in operating expenses. In fiscal 2014, the net cash used in operating activities was mainly due to the purchase of inventory and payment of professional fees was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

For the nine months ended September 30, 2015 there were no investing activities. For the nine months ended September 30, 2014 we used $1,100 to purchase fixed assets.

Cash from Financing Activities

For the nine months ended September 30, 2015 and 2014, we generated $61,472 and $23,158 in cash from financing activities.

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

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2015, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2015, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2015, this loan is still outstanding.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2015, this loan is still outstanding.

As of September 30, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $73,754 as of September 30, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2015, the Company issued 1,800,000 shares of common stock for total cash proceeds of $45,000.

On October 15, 2015, the Company issued 100,000 shares of common stock for total cash proceeds of $2,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2015 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: November 18, 2015

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors