Form 10-K
period 2015-12-31
Vapetek Inc.
filed 2016-03-30
CIK 1580485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54994

Vapetek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Oceanus Drive, Suite 102 Huntington Beach, CA	92649 (Zip Code)
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

[ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $505.00

As of March 30, 2016, there were approximately 54,400,000 shares of common stock and no shares of preferred stock issued and outstanding.

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

vapetek, INC.

PART I

Item 1. Business.

Vapetek is a company engaged in developing, marketing and selling electronic cigarettes (“e-cig”), e-liquids, rechargeable batteries and vapor devices in the emerging growth e-cigarette industry. The Company’s business product mix currently stands at 25% e-liquids and 75% devices, which consist of e-cig, rechargeable batteries and vapor devices. Thus far all of our revenues have been from the sale of 3 products; The Vapetek Liquivape e-Liquid, 1100 mAh Vapetek Batteries and our DA Blaster product. All of our products are U.S. pharmacopeia (USP) grade which means our e-liquids meet the product quality and standards set by The United States Pharmacopeial Convention, a non-profit organization that publishes food ingredients and dietary supplements. Food ingredients, flavorings and colorings, are reviewed by the USP and these standards are used by regulatory agencies and manufacturers to help ensure that these products are of appropriate identity, as well as strength, quality, purity and consistency.

The Company’s executive offices are located in Huntington Beach, CA, at 5445 Oceanus Drive, Suite 102, Huntington Beach, CA, 92649.

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

Under the terms of the agreement, Mr. Chiang our former President and CEO sold 7,200,000 shares of Vapetek, Inc., formerly known as ALPINE 2 Inc. to Mr. Benyameen and Mr. Ibrahim in exchange for $20,000. Mr. Chiang simultaneously resigned from his positions held in the Company. Upon the closing of our Share Purchase Agreement, we entered into an employment agreement with Mr. Benyameen and Mr. Ibrahim as officers and directors of ALPINE 2 Inc. We issued in advance 20,000,000 shares of our common stock to Mr. Benyameen and 20,000,000 shares of our common stock to Mr. Ibrahim. These shares were valued at par $0.0001 at the time of transfer. Immediately after the closing of the Share Purchase Agreement, we had 50,000,000 shares of common stock outstanding, no shares of preferred stock, no options, and no warrants outstanding. On March 12, 2014, we filed a certificate of amendment of certificate of incorporation with the State of Delaware and on March 25, 2014, officially amended our name from ALPINE 2 Inc., to Vapetek Inc.

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc.

On August 11, 2014, we entered into a Licensing Agreement with PennyGrab Inc. (“PennyGrab”). PennyGrab is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products. The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.” Pursuant to the Agreement, PennyGrab granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”). The Company is required to pay to PennyGrab royalty payments equal to $100 per year.

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

Our Business

Vapetek is a technology company engaged in developing, marketing and selling electronic cigarettes (“e-cig”), e-liquids, rechargeable batteries and vapor devices in the emerging growth e-cigarette industry. The Company’s business product mix currently stands at 25% e-liquids and 75% devices, which consist of e-cig, rechargeable batteries and vapor devices. Thus far all of our revenues have been from the sale of 3 products: The Vapetek Liquivape e-Liquid, 1100 mAh Vapetek Batteries and our DA Blaster product.

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

A key proposition of an e-cigarette is that it eliminates odor. One of the top reasons people ‘hate smokers’ is the smell of the burning cigarette. The Smoker smells bad, their clothes smell bad, and their breath smells bad, as well as the health issues associated with second hand smoke. The Electronic Cigarettes we are bringing to market deliver the nicotine through atomizing cartridges containing nicotine and water. This allows the Nicotine to be delivered through the lungs with Water Vapor, eliminating most all the health issues related to smoking a traditional cigarette (Examples include tar and over 4000 Carcinogenic Chemicals). The Electronic Cigarette also eliminates the smell, stink and ash associated with the burning of traditional cigarettes.

Currently the Company has customers both domestically and overseas in Japan. It should be noted that the Company expects to continue developing domestic and international sales of its products in markets that it considers to be emerging for e-cigarette devices and products. As of this time we are researching potential targets in which to expand our reach, but we do not have concrete overseas expansion plans at this time.

*All of our current products are third party products created by third party manufacturers branded under our own trademark.

Current Products

-	The Vhit DABlaster Atomizer. This product is designed for wax, and its principal feature is its portability. The DABlaster is 510 threaded and connects directly into most electronic cigarette pens. The DABlaster can heat up dry wax within seconds, thereby ensuring satisfying vapor. This product is commercially available and is made from premium stainless steel, pyrex glass tube and a standard 510 thread.

-	Electronic Battery Starter Kit. This product is designed as the Company’s vaporizer starter kit with an adjustable variable voltage that gives the user complete control when vaporizing dry herbs or wax. This product is commercially available.

-	Vapetek Liquivape e-Liquid: The Vapetek Liquivape-liquid is a branded line of flavored cartridges in 15 milligram sizes with several flavors. Key ingredients that we use in e-liquids are all U.S. pharmacopeia (USP) grade and kosher. This product is commercially available.

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

In the fourth quarter of 2015 we released our second line of e-Liquids “Dripstix”, which consists of the flavors “Strawberry Moon” and “Boomerang”. The Dripstix flavors have been added to our product line as a result of a working arrangement with JJuice LLC. In the first quarter of 2016 we will be releasing popular menthol flavors named “Menthol Tribe”. Additionally, it should be noted that Vapetek has begun selling eLiquid bottles designed specifically for the Vapor market in the United States which come in an assortment of 30ml, 60ml, 120ml and 180ml size bottles.

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

The Company has decided to pursue affiliate network advertising on a CPM (Cost per thousand impressions) basis and will be taking steps to move towards this goal in the first quarter of 2016.

International Distributors

Currently, the Company ships its e-Liquid flavored cartridges to a customer in Japan and expects to continue to develop international sales of its products in markets that it considers to be emerging for e-cigarette devices and products.

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

Marketing

The Company currently relies on attending and presenting our products at industry trade shows as its principal marketing activity. The Company’s tradeshow booth provides information about its products, and host product presentations to attendees. On average the Company intends to, and has attended, two trade shows per quarter with presentations in its booth during these shows.

Manufacturing

We have limited manufacturing capabilities for select products, such as our e-liquids, but we depend largely on third party manufacturers for our electronic cigarettes, vaporizers, and accessories. Our customers associate certain characteristics with our products including the weight, feel, draw, flavor, packaging and other unique attributes attributed to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

We currently utilize multiple manufacturers in China, whom we contract with on a purchase order basis. At present, we do not have any output or requirements with regard to our contracts with our manufacturers. Our manufacturers provide us with finished products, which we hold in inventory for distribution, sale and use. Certain Chinese factories, and the products they export, have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism from exporting unsafe products, whether related to our products or not, we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

Currently the following Companies are responsible for the manufacturing of our products, or are responsible for parts of the production process:

-Shenzhen Seego Technology Co., Ltd. manufactures our VhitDABlaster product.

-ZhuaiYoude Technology Co., Ltd. manufactures our Vapetek Atomizer Jig Tool product.

-Smokvapor Technology Ltd. controls the logistics of our Electronic Battery Starter Kits product.

-Shenzhen Kamry Technology Co., Ltd. manufactures the eJoint Electronic Cigarette product.

-Ten One International (H.K.) Limited manufactures the EVO Personal Vaporizer product.

Future Product Offerings

In the future we intend to carry and make available products that our manufacturing partners in China have already developed. These products are listed below and could be delivered to us within 30 days of our paid purchase order to our respective manufacturers. Our cost associated for each product is subject to change. For several of the products listed below we have acquired a small amount of said product(s) that we intend to further test and research in order determine if said product(s) are appropriate to add onto our main product line in a significant capacity.

-Devices: The eJoint electronic cigarette. This is a compact two-piece device which allows the cartridge to be disposed of for easy use, and features an efficient tank system that allows a user to vape, or to "vaporize", liquid inexpensively. The battery, e-liquid cartridge and coil can also be easily replaced.

-Devices: EVO Personal Vaporizer. The Vapetek EVO personal vaporizer will feature a display system which makes changing settings easy. As an advanced technology product, the Vapetek EVO will bring digitization to the vapor industry. The EVO Personal Vaporizer has been developed by a manufacturer in China and is commercially available to purchasers.

-Device: Vapetek Atomizer Jig Tool

-Devices: The Vhit DABlaster Mini Atomizer. The DABlaster Mini Atomizer is a smaller version of the Vhit DABlaster Atomizer. As the Vhit DABlaster Atomizer, this product is designed for wax, and its principal feature is its portability. Made from premium machined stainless steel and Pryex glass tube, it is eGO threaded and will connect directly to most electronic cigarette pens.

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

We hold no patents on any of our products and rely on trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. Upon development of new technologies, we intend to file patents on certain products in the future and we will seek to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future. There can be no assurances that we will ever successfully file or receive any patents in the future.

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

New FDA proposed rules released on April 24, 2014

On April 24, 2014, the FDA announced by press release that it will extend its authority under the implementation of the Family Smoking Prevention and Tobacco Control Act signed by the President in 2009. This action extends the agency’s tobacco authority over additional products such as electronic or “e-cigarettes”, cigars, pipe tobacco, nicotine gels, waterpipe (hookah), and dissolvables. Under the proposed rule, makers of these newly deemed tobacco products would, among other requirements:

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

Electronic cigarettes are new to the marketplace and may be subject to regulation as a drug, a medical device, a drug and medical device and or as a tobacco product. Most electronic cigarettes are sold as a means of delivering nicotine to the body. The FDA is the regulatory agency which oversees drugs, medical devices and tobacco; however, at present it is unclear which, if any, regulatory process is required to market and sell electronic cigarettes. To date the FDA has not established a definitive policy regulating “electronic cigarettes” but is reviewing cases on a case by case basis. We intend to use reasonable efforts to file for the appropriate approvals to allow us to sell our product in the United States, however we have no indication that at present we will be able to afford to pursue regulatory approval and that if we are able to pursue said approval we have no assurances that the outcome of said approval process will result in our products being approved by the FDA. Moreover, if the FDA establishes a regulatory process that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects would be adversely affected.

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

Presently our products are not taxed like cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on the sale of their products. Should state and federal governments and or taxing authorities impose taxes similar to those levied against cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products. Moreover, we may be unable to establish the systems and processes needed to track and submit the taxes we collect through internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our revenues, operation and financial condition.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

Our executive officers and directors together beneficially own approximately 87% of our common stock, representing approximately 87% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have the ability to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Rule 144 may not be applicable to some, or all, of our shareholders.

Rule 144(i)(1) prohibits the use of the rule for sales of restricted stock and stock held by affiliates into the public market if the issuing company is now or ever has been a “shell company”, unless the requirements of Rule 144(i)(2) are satisfied. The following explanation is qualified in its entirely by reference to the complete text of Rule 144. Rule 144(i)(1) defines a shell company as a company that is now or at any time previously has been an issuer, that has:(A) No or nominal operations; and(B) Either:(1) No or nominal assets;(2) Assets consisting solely of cash and cash equivalents; or (3) Assets consisting of any amount of cash and cash equivalents and nominal other assets. This does not include a development stage company pursuing an actual business, a business combination related shell company, as defined in Rule 405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation S-K. Rule 144(i)(2) does permit the use of Rule 144 by stockholders of an issuing company has previously been but is not now a shell company if the issuing company [that] has been filing reports with the SEC for one year that contain information about its current operating (or development stage) business activities (not including shell company activities) and it is current in its reporting obligations at the time of the proposed sale in reliance on Rule 144.

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

Stockholders of Our Common Shares

As of December 31, 2015, we had 54,150,000 shares of our common stock issued and outstanding.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

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

On April 24, 2015 we the Company issued Mitchell A. Stewart and Michael Selwanes 100,000 shares of restricted common stock each for services relating to upkeep and development of the Company’s website. The shares were issued at par value for total non-cash expense of $20.

On April 24, 2015 the Company gifted friends and family members of the Company’s Officers/Directors a total of 3,100,000 shares of restricted common stock for total non-cash expense of $310. The shares were gifted in exchange for services rendered to developing the Company business plan. Thirteen individuals were gifted shares and no monies were paid for them.

On September 14, 2015, the Company issued 400,000 shares of common stock for total cash proceeds of $10,000.

On September 19, 2015, the Company issued 800,000 shares of common stock for total cash proceeds of $20,000.

On September 21, 2015, the Company issued 300,000 shares of common stock for total cash proceeds of $7,500.

On September 23, 2015, the Company issued 20,000 shares of common stock for total cash proceeds of $500.

On September 25, 2015, the Company issued 280,000 shares of common stock for total cash proceeds of $7,000.

On October 15, 2015, the Company issued 100,000 shares of common stock for total cash proceeds of $2,500.

The above investments from September 14, 2015 to October 15, 2015 were made pursuant to the effective S-1 Registration Statement of the Company.

Item 6. Selected Financial Data.

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the years ended December 31, 2015 and 2014.

Revenues

Our sales revenue was $86,536 for the year ended December 31, 2015, compared to $72,857 for the year ended December 31, 2014. Currently, approximately 65% and 71% of the revenue was from one related party for the years ended December 31, 2015 and 2014, respectively. The increase in revenue is due to revenue generated from new customers.

Cost of Sales

Our cost of sales was $58,634 for the year ended December 31, 2015, compared to $65,177 for the year ended December 31, 2014. The decrease is due to decreasing costs of inventory to increase the margin on sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges.

Operating Expenses

Our operating expenses increased by $50,123 to $85,068 for the year ended December 31, 2015 from $34,945 for the year ended December 31, 2014. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $57,166 for the year ended December 31, 2015, as compared with a net loss of $27,265 for the year ended December 31, 2014. The increase in net loss is attributed to the increased operating expenses.

 Liquidity and Capital Resources

Cash Used in Operating Activities

For the years ended December 31, 2015 and 2014 we used $62,910 and $17,153 for operating activities, respectively. Our increase in inventory and professional fee expense for the year ended December 31, 2015 was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

During the year ended December 31, 2014, we purchased a new computer for $1,100. There have been no other capital expenditures during 2015 or 2014.

Cash from Financing Activities

During the year ended December 31, 2015 we generated $63,972 in cash from advances from related parties and sale of our common stock.

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020.

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

As of December 31, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

VAPETEK, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F1

Balance Sheets as of December 31, 2015 and 2014	F2

Statements of Operations for the years ended December 31, 2015 and 2014	F3

Statements of Changes in Stockholders’ (Deficit) and for the years ended December 31, 2015 and 2014	F4

Statements of Cash Flows for the years ended December 31, 2015 and 2014	F5

Notes to Financial Statements	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vapetek, Inc.

We have audited the accompanying balance sheets of Vapetek, Inc. (the "Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 30, 2016

- F1 -

Vapetek Inc. BALANCE SHEETS
	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$5,967	$4,905
Inventory	17,471	1,871
Total current assets	23,438	6,776

Computer, net	458	825

Total assets	$23,896	$7,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$-	$1,181
Due to related parties	39,500	23,158
Accrued rent – related party	14,060	5,635
Deferred revenue	-	2,225
Total current liabilities	53,560	32,199

Total liabilities	53,560	32,199

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 54,150,000 and 50,000,000 shares issued and outstanding, respectively	5,415	5,000
Additional paid-in capital	52,185	500
Accumulated deficit	(87,264)	(30,098)
Total stockholders' deficit	(29,664)	(24,598)

Total liabilities and stockholders' deficit	$23,896	$7,601

The accompanying notes are an integral part of these financial statements.

- F2-

Vapetek Inc. STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2015	2014
Sales	$30,422	$21,235
Sales – related party	56,114	51,622
Total sales	86,536	72,857
Cost of sales	58,634	65,177
Gross Margin	27,902	7,680

Operating expenses:
Professional fees	49,462	25,182
General and administrative	35,606	9,763
Total operating expenses	85,068	34,945

Net loss	$(57,166)	$(27,265)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	40,314,219	42,438,356

The accompanying notes are an integral part of these financial statements.

- F3 -

Vapetek Inc. STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid in	Accumulated Deficit	Total
	Shares	Amount	Capital
Balance at December 31, 2013	1,250,000	$125	$875	$(2,833)	$(1,833)

Issuance of common stock for officer services	5,000,000	500	3,500	-	4,000

Forgiveness of debt	-	-	500	-	500

Net loss for the year ended December 31, 2014	-	-	-	(27,265)	(27,265)

Balance at December 31, 2014	6,250,000	625	4,875	(30,098)	(24,598)

Common stock issued for cash	3,200,000	320	47,310	-	47,630

Common stock issued for services	44,700,000	4,470	-	-	4,470

Net loss for the year ended December 31, 2015	-	-	-	(57,166)	(57,166)

Balance at December 31, 2015	54,150,000	$5,415	$52,185	$(87,264)	$(29,664)

The accompanying notes are an integral part of these financial statements.

- F4 -

Vapetek Inc. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(57,166)	$(27,265)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	367	275
Stock-based compensation - related party	4,130	4,000
Stock-based compensation	340	-
Changes in operating assets and liabilities:
Increase in inventory	(15,600)	(1,871)
Decrease in accounts payable and accrued liabilities	(1,181)	(152)
Increase in accrued rent – related party	8,425	5,635
Increase / (decrease) in deferred revenue	(2,225)	2,225
Net cash used in operating activities	(62,910)	(17,153)

Cash flows from investing activities:
Purchase of computers	-	(1,100)
Net cash used in investing activities	-	(1,100)

Cash flows from financing activities:
Loans from related party	30,000	22,658
Repayment of related party loans	(13,658)	-
Proceeds from the sale of common stock	47,630	-
Contributed capital	-	500
Net cash provided by financing activities	63,972	23,158

Net change in cash	1,062	4,905

Cash, beginning of period	4,905	-

Cash, end of period	$5,967	$4,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

- F5 -

Vapetek Inc.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2015

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

On August 11, 2014, the Company entered into a Licensing Agreement (the “Agreement”) with PennyGrab Inc. (“PennyGrab”). PennyGrab, a company owned 100% by our Chairman, Alham Benyameen, is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products.  The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.”

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

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of December 31, 2015.

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended December 31, 2015.

- F6 -

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of December 31, 2015, the Company has $17,471 of finished goods inventory on hand.

Property and equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, currently three years.

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

- F7 -

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2015 and 2014.

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

NOTE 3. RELATED PARTY TRANSACTIONS

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. This loan was made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of December 31, 2015, this loan is still outstanding.

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease is one year commencing June 1, 2014 and ending May 30, 2015. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of December 31, 2015 and December 31, 2014, the Company has a payable to MEWE in the amount of $9,660 and $5,635, respectively.

On June 2, 2014, the Company executed a Consolidated Loan Agreement for $13,658 to West Coast Vape Supply Inc., a company owned 100% by the Company’s management. The note is unsecured, non-interest bearing, payable on demand and is due no later than June 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. This loan was repaid in full as of December 31, 2015.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of December 31, 2015, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of December 31, 2015, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2015, this loan is still outstanding.

- F8 -

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2015, this loan is still outstanding.

The Company recognized $56,114 and $51,622 in revenue from West Coast Vape Supply, a related party, for the years ended December 31, 2015 and 2014, respectively. This revenue consisted of approximately 64.8% and 70.8%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

NOTE 4.   STOCKHOLDERS’ DEFICIT

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

On April 24, 2015 the Company issued to thirteen individuals related to the Company’s Officers/Directors a total of 3,100,000 shares of restricted common stock for total non-cash expense of $310. The shares were issued in exchange for services rendered to developing the Company business plan.

During the year ended December 31, 2015, the Company issued 3,200,000 shares of common stock for total cash proceeds of $47,630. These shares were made pursuant to the effective S-1 Registration Statement of the Company.

- F9 -

NOTE 5 – INCOME TAXES

For the year ended December 31, 2015, the Company has incurred a net loss of $57,166 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $87,000 at December 31, 2015, and will expire beginning in the year 2033.

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current operations	$19,436	$9,270
Less: valuation allowance	(19,436)	(9,270)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and 2014:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$29,670	$10,233
Valuation allowance	(29,670)	(10,233)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $87,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

2015	$15,400
2016	26,400
2017	6,600
$48,400

NOTE 7.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $87,264 as of December 31, 2015.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8.  SUBSEQUENT EVENTS

On January 21, 2016, the Company issued 250,000 shares of common stock to a vendor for development of Company software and its website.

- F10 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2015, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Vapetek, Inc. are provided below:

NAME	AGE	POSITION
Alham Benyameen	37	Chairman of the Board of Directors
Andy Michael Ibrahim	41	President, Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors

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

Andy Michael Ibrahim- President, CEO, CFO, Secretary and Member of the Board of Directors

Mr. Ibrahim is the Co-President of West Coast Vape Supply Inc., with Alham Benyameen, an international distributor to retail locations supplying the vaping industry with high quality brand names since August 2013. Mr. Ibrahim has more than 15 years experience in marketing, branding, from product development to fulfillment. From 2002 to present, Mr. Ibrahim created Creative Art Center, Inc. to expand marketing practices to other companies that can benefit from proven marketing strategies and to increase revenue and grow market share. Creative Art Center, Inc. has and continues to be a great source for name brands to get help and increase the product sales and visibility in their industry. Mr. Ibrahim continues to oversee operations, product sales, purchasing and marketing for the company. Mr. Ibrahim worked from 1999 to 2002 as the marketing director for Affiliated Funding Corp. Mr. Ibrahim managed a team of mortgage consultants and successfully acquired more than $100 mil in business per year from licensed active Realtors Nationwide. During this time Mr. Ibrahim executed a marketing plan that captured the market share of many top leading corresponding lenders. Mr. Ibrahim managed a team of designers and production specialist to create, produce, market and distribute an international brand named Shaolin Clothing from 1995 to 1999. In that capacity, Mr. Ibrahim successfully negotiated and the implemented the acquisition of other brands to create a distribution company to add value with brand names for the distribution. During this time he managed and organized many trade shows and product exhibits. Then Mr. Ibrahim helped the distribution be acquired to Global World Industries. Mr. Ibrahim attended University of Phoenix from 1999 to 2002 and also graduated from Orange Coast College with an emphasis in Business Marketing.

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

Involvement in Certain Legal Proceedings

None of our officer nor directors, promoters or control persons have been involved in the past ten years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
(4)	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2015, we believe all forms were timely filed.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen Director	2014 2015	- -	- -	2,000 2,065	- -	- -	- -	- -	$ $	2,000 2,065

Andy Michael Ibrahim, CEO, Director	2014 2015	- -	- -	2,000 2,065	- -	- -	- -	- -	$ $	2,000 2,065

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

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2015.

DIRECTORS COMPENSATION
Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen, Director	2014 2015	- -	- -	- -	- -	- -	- -	- -	$ $	- -

Andy Michael Ibrahim, CEO, Director	2014 2015	- -	- -	- -	- -	- -	- -	- -	$ $	- -

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 14, 2016, the Company has 54,400,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Alham Benyameen, Director	23,600,000	43.38%	none	N/A	43.38%
Andy Michael Ibrahim, President, CEO, Director	23,600,000	43.38%	none	N/A	43.38%

All Directors and Officers as a Group (2 persons)	47,200,000	86.76%	none	N/A	86.76%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of December 31, 2015, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2015, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2015, this loan is still outstanding.

The Company recognized $56,114 and $51,622 in revenue from West Coast Vape Supply, a related party, for the years ended December 31, 2015 and 2014, respectively. This revenue consisted of approximately 64.8% and 70.8%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

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

		2015	2014
Audit fees	Kenne Ruan CPA, P.C.	$-	$500
	Anton and Chia LLP	16,250	10,244
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-
Total		$16,250	$10,744

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

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2015 (1)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed herewith.
(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

(Registrant)

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

Director

Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: March 30, 2016