Form 10-Q
period 2016-03-31
Vapetek Inc.
filed 2016-05-17
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2016 the issuer had 54,720,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Vapetek Inc. BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)

Current assets:
Cash	$9,913	$5,967
Accounts receivable, related party	663	-
Inventory	30,121	17,471
Total current assets	40,697	23,438

Computer, net	367	458

Total assets	$41,064	$23,896

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$3,270	$-
Due to related parties	34,500	39,500
Accrued rent – related party	14,060	14,060
Total current liabilities	51,830	53,560

Total liabilities	51,830	53,560

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 54,520,000 and 54,150,000 shares issued and outstanding, respectively	5,452	5,415
Shares to be issued	5,000	52,185
Additional paid-in capital	61,398	52,185
Accumulated deficit	(82,616)	(87,264)
Total stockholders' deficit	(10,766)	(29,664)

Total liabilities and stockholders' deficit	$41,064	$23,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

- F1 -

Vapetek Inc. STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31,
	2016	2015
Sales	$40,481	$2,225
Sales – related party	8,606	9,145
Total sales	49,087	11,370
Cost of sales	17,651	7,910
Gross profit	31,436	3,460

Operating expenses:
Professional fees	10,500	16,400
General and administrative	16,288	3,385
Total operating expenses	26,788	19,785

Net income (loss)	$4,648	$(16,325)

Basic income (loss) per common share	$0.00	$(0.00)

Basic weighted average common shares outstanding	54,376,593	6,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

- F2 -

VAPETEK Inc. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$4,648	$(16,325)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued for services	6,250	-
Depreciation	91	92
Changes in operating assets and liabilities:
Prepaid	-	(1,000)
Accounts receivable	(663)	-
Inventory	(12,650)	(5,211)
Accounts payable and accrued liabilities	3,270	(1,181)
Accrued rent – related party	-	2,415
Deferred revenue	-	(2,225)
Net cash used in (provided by) operating activities	946	(23,435)

Cash flows from financing activities:
Loans from related party	-	20,000
Repayment of related party loans	(5,000)	-
Proceeds from the sale of common stock	8,000	-
Net cash provided by financing activities	3,000	20,000

Net increase (decrease) in cash	3,946	(3,435)

Cash, beginning of period	5,967	4,905

Cash, end of period	$9,913	$1,470

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

- F3 -

VAPETEK Inc.

NOTES TO UNAUDITED CONDENDSED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2015 included on the Company’s Form 10-K filed on March 30, 2016. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of March 31, 2016, the Company has $30,121 of finished goods inventory on hand.

- F4 -

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

· Level 1:  Observable inputs such as quoted prices in active markets;

· Level 2:  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

· Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

- F5 -

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2016.

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

NOTE 3. RELATED PARTY TRANSACTIONS

On April 16, 2014, the Company executed a Loan Agreement for $5,000 with PennyGrab, Inc., a company owned 100% by our Chairman, Alham Benyameen. This loan was made under the Loan Agreement (“Loan Agreement”) and provided capital to purchase inventory and begin our operations. Pursuant to this agreement, the Company began supplying products electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products during the second quarter. The note is non-interest bearing, payable on demand and is due no later than April 16, 2019. The note also contains a conversion feature that allows PennyGrab, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. This loan was repaid in full on March 24, 2016.

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease was one year commencing June 1, 2014 and ending May 30, 2015. The Company shall pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of March 31, 2016 and December 31, 2015, the Company has a payable to MEWE in the amount of $9,660 and $9,660, respectively.

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

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of March 31, 2016, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of March 31, 2016, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2016, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2016, this loan is still outstanding.

The Company recognized $8,606 and $9,145 in revenue from West Coast Vape Supply, a related party, for the three months ended March 31, 2016 and 2015, respectively. This revenue consisted of approximately 17.5% and 80.4%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

- F6 -

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

On January 21, 2016, the Company issued 250,000 shares of common stock to a vendor for development of Company software and its website. The shares were valued at $0.025 for total non-cash expense of $6,250.

During the three months ended March 31, 2016, the Company issued 320,000 shares of common stock for total cash proceeds of $8,000. These shares were made pursuant to the effective S-1 Registration Statement of the Company.

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
$48,400

NOTE 6.  GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $82,616 as of March 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

- F7 -

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

Our Business

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

The Company has positioned itself as a company focused on the adoption of electronic vaporizing cigarettes (commonly known as “e-cigarettes”) by the world’s 1.2 Billion smokers. The Company provides high quality e-cigarette devices, electronic refillable and rechargeable atomizers and e-liquids offering a much safer alternative delivery system for nicotine. There are an estimated 300,000,000 people in the United States, with approximately 28% or 84,000,000 of the population classified as active cigarette smokers.

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

Results of operations for the three months ended March 31, 2016 and March 31, 2015.

Revenues

Our sales revenue was $49,087 for the three months ended March 31, 2016, compared to $11,370 for the three months ended March 31, 2015. Currently, approximately 17.5% and 80.4% of the revenue was from one related party for the three months ended March 31, 2016 and 2015, respectively. The increase in revenue is due to revenue generated from new customers.

Cost of Sales

Our cost of sales was $17,651 for the three months ended March 31, 2016, compared to $7,910 for the three months ended March 31, 2015. The increase is related to the increase in sales volume. At the same time, we have been able to increase the margin on sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges by increasing the volume of our inventory purchases.

Operating Expenses

Our operating expenses increased by $7,003 to $26,788 for the three months ended March 31, 2016 from $19,785 for the three months ended March 31, 2015. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded net income of $4,648 for the three months ended March 31, 2016, as compared to a net loss of $16,325 for the three months ended March 31, 2015. The increase from a net loss to net income is attributed to the increased revenue while keeping our operating expenses low.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2016 we provided $946 for operating activities and used $23,435 for operating activities the three months ended March 31, 2015.

Cash from Investing Activities

For the three months ended March 31, 2016 and 2015 there have been no capital expenditures.

Cash from Financing Activities

For the three months ended March 31, 2016 and 2015, we generated $3,000 and $20,000 in cash from financing activities, respectively.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of March 31, 2016, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of March 31, 2016, this loan is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2016, this loan is still outstanding.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2016, this loan is still outstanding.

As of March 31, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $82,616 as of March 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2016, the Company issued 250,000 shares of common stock to a vendor for development of Company software and its website. The shares were valued at $0.025 for total non-cash expense of $6,250.

During the three months ended March 31, 2016, the Company issued 320,000 shares of common stock for total cash proceeds of $8,000. These shares were made pursuant to the effective S-1 Registration Statement of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2016 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: May 16, 2016

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors