Form 10-Q
period 2016-09-30
Vapetek Inc.
filed 2016-11-14
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2016, the issuer had 77,320,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Vapetek Inc. BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)

Current assets:
Cash	$1,099	$5,967
Accounts receivable	642	-
Accounts receivable, related party	3,263	-
Inventory	43,467	17,471
Total current assets	48,471	23,438

Computer, net	183	458

Total assets	$48,654	$23,896

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,863	$-
Due to related parties	29,500	39,500
Accrued rent – related party	-	14,060
Total current liabilities	31,363	53,560

Total liabilities	31,363	53,560

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,320,000 and 54,150,000 shares issued and outstanding, respectively	7,732	5,415
Additional paid-in capital	638,778	52,185
Accumulated deficit	(629,219)	(87,264)
Total stockholders' deficit	17,291	(29,664)

Total liabilities and stockholders' deficit	$48,654	$23,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$45,403	$-	$122,949	$2,610
Sales – related party	15,666	10,395	24,837	37,065
Total sales	61,069	10,395	147,786	39,675
Cost of sales	40,225	1,129	80,009	22,758
Gross Profit	20,844	9,266	67,777	16,917

Operating expenses:
Professional fees	4,863	5,049	30,444	37,187
Compensation expense	500,000	-	500,000	-
General and administrative	12,549	8,683	45,575	23,386
Total operating expenses	517,412	13,732	576,019	60,573
Loss from operations	(496,568)	(4,466)	(508,242)	(43,656)

Other expense:
Loss on investment	(4,957)	-	(33,713)	-
Total other expense	(4,957)	-	(33,713)	-
Net loss	$(501,525)	$(4,466)	$(541,955)	$(43,656)

Basic loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	75,674,348	52,461,304	61,800,839	35,685,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net Loss	$(541,955)	$(43,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	275	275
Loss on trading securities	33,713	-
Stock issued for services	6,250	-
Stock-based compensation - related party	500,000	4,470
Changes in operating assets and liabilities:
Accounts Receivable	(3,905)	-
Inventory	(25,996)	(20,448)
Prepaid	-	(3,650)
Accounts payable and accrued liabilities	1,863	(1,181)
Accrued rent – related party	(4,400)	4,025
Decrease in deferred revenue	-	13,638
Net cash used in operating activities	(34,155)	(46,527)

Cash flows from investing activities:
Investment	(33,713)	-
Net cash used in investing activities	(33,713)	-

Cash flows from financing activities:
Loans from related party	-	30,000
Repayments of related party loans	(10,000)	(13,658)
Proceeds from the sale of common stock	73,000	45,130
Net cash provided by financing activities	63,000	61,472

Net change in cash	(4,868)	14,945

Cash, beginning of period	5,967	4,905

Cash, end of period	$1,099	$19,850

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2015 included on the Company’s Form 10-K filed on March 30, 2016. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease was one year commencing June 1, 2014 and ending May 30, 2015. The Company was to pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of December 31, 2015, the Company had a payable to MEWE in the amount of $9,660. During the nine months ended September 30, 2016 this debt was forgiven and credited to paid in capital.

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

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2016, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of September 30, 2016, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2016, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2016, this loan is still outstanding.

The Company recognized $24,837 and $37,065 in revenue from West Coast Vape Supply, a related party, for the nine months ended September 30, 2016 and 2015, respectively. This revenue consisted of approximately 16.8% and 93.4%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

On June 13, 2016, the Company sold 1,000,000 shares of common stock to Alham Benyameen, Chairman of the Board for total proceeds of $25,000.

During the nine months ended September 30, 2016, the Company’s former lessee, a company owned by the Chairman, forgave $9,660 of rent expense that had been accrued. The amount was credited to additional paid in capital.

On July 6, 2016, the Company issued 10,000,000 shares of common stock each to Alham Benyameen, Chairman of the Board and Andy Michael Ibrahim, CEO, for services rendered. The shares were valued based on the value of the time spent working for the Company for a total non-cash expense of $104,000.

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

During the nine months ended September 30, 2016, the Company issued 1,920,000 shares of common stock to third parties for total cash proceeds of $48,000. These shares were made pursuant to the effective S-1 Registration Statement of the Company.

On June 13, 2016, the Company sold 1,000,000 shares of common stock to Alham Benyameen, Chairman of the Board for total proceeds of $25,000.

On July 6, 2016, the Company issued 10,000,000 shares of common stock each to Alham Benyameen, Chairman of the Board and Andy Michael Ibrahim, CEO, for services rendered. Because the Company’s stock does not currently trade on an open market, the shares were valued at $0.025, the price of recent shares sold for cash, for a total non-cash expense of $500,000.

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
$48,400

NOTE 6.  GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $629,219 as of September 30, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Results of operations for the three months ended September 30, 2016 and September 30, 2015.

Revenues

Our sales revenue was $61,069 for the three months ended September 30, 2016, compared to $10,395 for the three months ended September 30, 2015. Currently, approximately 25.6% and 100% of the revenue was from one related party for the three months ended September 30, 2016 and 2015, respectively. The increase in revenue is due to revenue generated from new customers.

Cost of Sales

Our cost of sales was $40,225 for the three months ended September 30, 2016, compared to $1,129 for the three months ended September 30, 2015. The increase is related to the increase in sales volume. At the same time, we have been able to increase the margin on sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges by increasing the volume of our inventory purchases.

Operating Expenses

Our operating expenses increased by $503,680 to $517,412 for the three months ended September 30, 2016 from $13,732 for the three months ended September 30, 2015. The increase in expenses is primarily due increased professional fees and other expenses related to our reporting requirements as a public company. In addition, in the current period we recognized $500,000 of non-cash expense for stock issued to our officers.

Other expense

During the three months ended September 30, 2016, the company lost $4,957 from a short-term investment in trading securities.

Net Loss

We recorded a net loss of $501,525 for the three months ended September 30, 2016, as compared to a net loss of $4,466 for the three months ended September 30, 2015.

Results of operations for the nine months ended September 30, 2016 and September 30, 2015.

Revenues

Our sales revenue was $147,786 for the nine months ended September 30, 2016, compared to $39,675 for the nine months ended September 30, 2015. Currently, approximately 16.8% and 93.4% of the revenue was from one related party for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue is due to revenue generated from new customers.

Cost of Sales

Our cost of sales was $80,009 for the nine months ended September 30, 2016, compared to $22,758 for the nine months ended September 30, 2015. The increase is related to the increase in sales volume. At the same time, we have been able to increase the margin on sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges by increasing the volume of our inventory purchases.

Operating Expenses

Our operating expenses increased by $515,446 to $576,019 for the nine months ended September 30, 2016 from $60,573 for the nine months ended September 30, 2015. The increase in expenses is primarily due to increased professional fees and other expenses related to our reporting requirements as a public company. In addition, in the current period we recognized $500,000 of non-cash expense for stock issued to our officers.

Other expense

During the nine months ended September 30, 2016, the company lost $33,713 from a short-term investment.

Net Loss

We recorded a net loss of $541,955 for the nine months ended September 30, 2016, as compared to a net loss of $43,656 for the nine months ended September 30, 2015. The increase in net loss can be attributed to the loss on investment and the non-cash stock for services expense.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2016 we used $34,155 for operating activities, $33,713 in investing activities and netted $63,000 from financing activities.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of September 30, 2016, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of September 30, 2016, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2016, this loan is still outstanding.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2016, this loan is still outstanding.

As of September 30, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $629,219 as of September 30, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2016, the Company issued 10,000,000 shares of common stock each to Alham Benyameen, Chairman of the Board and Andy Michael Ibrahim, CEO, for services rendered. Because the Company’s stock does not currently trade on an open market, the shares were valued at $0.025, the price of recent shares sold for cash, for a total non-cash expense of $500,000.

During the nine months ended September 30, 2016, the Company issued 1,520,000 shares of common stock for total cash proceeds of $73,000. These shares were made pursuant to the effective S-1 Registration Statement of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2016 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: November 14, 2016

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors