Form 10-K
period 2016-12-31
Vapetek Inc.
filed 2017-04-12
CIK 1580485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54994

Vapetek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 West Cheyenne Ave. STE 160 North Las Vegas, NV	89030 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: 1-888-827-3451

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

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $0.00

As of April 11, 2017, there were approximately 77,520,000 shares of common stock and no shares of preferred stock issued and outstanding.

vapetek, INC.

PART I

Item 1. Business.

Vapetek is a company engaged in developing, marketing and selling electronic cigarettes (“e-cig”), e-liquids, rechargeable batteries and vapor devices in the emerging growth e-cigarette industry. The Company’s business product mix currently stands at approximately 25% e-liquids and 75% devices, which consist of e-cig, rechargeable batteries and vapor devices. Thus far the majority of our revenues have been from the sale of 3 products: the Vapetek Liquivape e-Liquid, Dripstix E-Liquid, 1100mAh and 1500mAh Vapetek Batteries. All of our products are U.S. pharmacopeia (USP) grade which means our e-liquids meet the product quality and standards set by The United States Pharmacopeial Convention, a non-profit organization that publishes food ingredients and dietary supplements. Food ingredients, flavorings and colorings, are reviewed by the USP and these standards are used by regulatory agencies and manufacturers to help ensure that these products are of appropriate identity, as well as strength, quality, purity and consistency.

As of December 31, 2016 the Company’s executive offices were located at Huntington Beach, CA, at 5445 Oceanus Drive, Suite 102, Huntington Beach, CA, 92649. We have since changed the location of our executive offices to 580 West Cheyenne Ave. STE 160 North Las Vegas, NV 89030. All of our operations now take place at this new location.

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

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc.  This agreement is still active and Vapetek continues to supply and sell West Coast Vape Supply its line of products.

On August 11, 2014, we entered into a Licensing Agreement with PennyGrab Inc. (“PennyGrab”). PennyGrab is the owner of technology, including software code, relating a website designed for wholesale, retail, and online auction compatible products. The software code is a PHP website script that is 100% customizable and is SEO friendly that improves site search engines rankings. The software code is the “Licensed Technology.” Pursuant to the Agreement, PennyGrab granted to the Company an exclusive, transferable (including sublicensable) worldwide perpetual license of the Licensed Technology, to make, use, lease, and sell products incorporating the Licensed Technology (the “Licensed Products”). The Company is required to pay to PennyGrab royalty payments equal to $100 per year. This agreement is still active. To date there has been no revenue from the licensing agreement.

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

The first-generation e-cigarettes led the initial growth of this exciting new industry, but it is the second and third generation of devices, that are now available, that are now growing the industry at a rapid rate. Known as vapor and tanks, or “e-vapor”, this sub-category of cigarettes, when coupled with the first-generation e-cigarettes, are expected to grow the market to over Ten Billion Dollars ($10,000,000,000) in sales by 2017. If everything continues as projected, then within the next decade the total sales from this e-cigarette market will surpass traditional cigarettes within the next decade.

When first launched, e-cigarettes were sold exclusively via online e-commerce channels. Over time online retailers turned to the brick-and-mortar model to allow consumers to experience the product first hand. At present, there are three primary methods in which e-cigarettes are sold. About 30% of all sales of e-cigarettes are sold through convenience stores, 26% are sold online, and 17% are sold through retail vape-shops.

The leading players in this highly-fragmented market are Lorillard, the parent company to Blu (a leading e-cigarette company with roughly 40.2% of the domestic e-cigarette market), Joyetech, NJOY, Reynolds American and Altria. There are currently more than 250 different brands in the U.S. that offer e-cigarette products.

Our Business

Vapetek is a technology company engaged in developing, marketing and selling electronic cigarettes (“e-cig”), e-liquids, rechargeable batteries and vapor devices in the emerging growth e-cigarette industry. The Company’s business product mix currently stands at approximately 25% e-liquids and 75% devices, which consist of e-cig, rechargeable batteries and vapor devices. Thus far the majority of our revenues have been from the sale of 3 products: the Vapetek Liquivape e-Liquid, Dripstix E-Liquid, 1100mAh and 1500mAh Vapetek Batteries

All of our products are U.S. pharmacopeia (USP) grade which means our e-liquids meet the product quality and standards set by The United States Pharmacopeial Convention, a non-profit organization that publishes food ingredients and dietary supplements. Food ingredients, flavorings and colorings, are reviewed by the USP and these standards are used by regulatory agencies and manufacturers to help ensure that these products are of appropriate identity, as well as strength, quality, purity and consistency.

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

Currently the Company has customers both domestically and overseas in Japan and the United Kingdom   . It should be noted that the Company expects to continue developing domestic and international sales of its products in markets that it considers to be emerging for e-cigarette devices and products, such as in South America. As of this time we are researching potential targets in which to expand our reach, but we do not have concrete overseas expansion plans at this time.

*All of our current products are third party products created by third party manufacturers branded under our own trademark.

Current Products

-	The Vhit DABlaster Atomizer. This product is designed for wax, and its principal feature is its portability. The DABlaster is 510 threaded and connects directly into most electronic cigarette pens. The DABlaster can heat up dry wax within seconds, thereby ensuring satisfying vapor. This product is commercially available and is made from premium stainless steel, pyrex glass tube and a standard 510 thread.

-	Electronic Battery Starter Kit. This product is designed as the Company’s vaporizer starter kit with an adjustable variable voltage that gives the user complete control when vaporizing dry herbs or wax. This product is commercially available.

-	Vapetek Liquivape e-Liquid: The Vapetek Liquivape-liquid is a branded line of flavored cartridges in 100 ml size, as of the first quarter of 2017, with several flavors. Key ingredients that we use in e-liquids are all U.S. pharmacopeia (USP) grade and kosher. This product is commercially available.

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

In the fourth quarter of 2015 we released our second line of e-Liquids “Dripstix”, which consists of the flavors “Strawberry Moon”, “Boomerang” and Peppermint Menthol. The Dripstix flavors have been added to our product line as a result of a working arrangement with JJuice LLC. During the first quarter of 2016 we released our popular menthol flavors named “Menthol Tribe”. Additionally, it should be noted that Vapetek has begun selling eLiquid bottles designed specifically for the Vapor market in the United States which come in an assortment of 30ml, 60ml, 120ml and 180ml size bottles.

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

The Company has begun to advertise through eliquid-ads.com. This method of advertising consists of email campaigns and targeted advertising through ejuice.co, which is owned by Ecigarette Distributors. In the future we have unidentified and undeveloped plans to target and advertise through other complementary websites.

The Company has an active distribution agreement with West Coast Vape Supply Inc., an e-cigarette distributor co-owned by Alham Benyameen and Andy Michael Ibrahim, the Company’s Chairman of the Board of Directors and the Company’s President, CEO, CFO and Secretary, respectively.

Third Party Products

The Company currently carries third party manufactured products which include, but are not limited to, the eJoint, EVO, and DABlaster products produced by National Gourmet, Smoke Vapor, Vaporijoye, Youde Technologies, and Shenzhen Seego.

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

We currently utilize a single manufacturer in China, Hangzhou Ruijing Packaging Co. LTD, whom we contract with on a purchase order basis. At present, we do not have any output or requirements with regard to our contracts with our manufacturer. Our manufacturer provides us with finished products, which we hold in inventory for distribution, sale and use.

Future Product Offerings

In the future, we intend to carry and make available the products that are listed below. Our cost associated for each product is subject to change. For several of the products listed below we have acquired a small amount of said product(s) that we intend to further test and research in order determine if said product(s) are appropriate to add onto our main product line in a significant capacity.

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

Item 1A. Risk Factors.

The following risk factors and other information included in this Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.\

Risks Related to Our Business and Industry

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

We currently rely on trade secrets to protect our technologies; however, trade secrets are difficult to protect. While we seek to protect confidential information, in part through confidentiality agreements with our consultants and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitably.

We may face difficulty, or may prove unsuccessful, in developing our own products or technologies. We may also place a substantial financial burden on our Company in researching out and developing our own technologies and products.

In the future, we intend to release our own products and or technologies that we develop. We may, however, be unsuccessful in creating any new products or technologies under our own trademark Vapetek. There is uncertainty that we will arrive at a product or technology that is not already patented, and/or viable for sale and/or profitable. Additionally, the cost in attempting to develop new products or technologies under our own trademark could be quite costly. At this time, we have not investigated the costs of carrying out the development of our own products or technologies. There is a risk that if we do attempt to research and/or develop our own products or technologies that it could be quite costly and not result in any new products that we are able to make a profit from.

We face a significant risk relying on third party products from a third party manufacturer to makeup our product lines.

Currently we rely on a third party manufacturer, Hangzhou Ruijing Packaging Co. LTD, to provide us the products which are sold under our own trademark Vapetek. Should our third-party manufacturer experience financial distress, lack of funds, bankruptcy, or litigation, we may not be able to purchase products from them to resell under our own trademark Vapetek, as these products might no longer be available for purchase. This could cause our own operations to suffer as we would have to find a new source of inventory. This could harm our profitability and even possibly cause us to cease operations temporarily, or permanently, if we are unable to find an alternative source to carry similar products.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of the date of this report, we do not own any properties. However, we do rent a 1300 square foot office space, at a price of $1,000 per month, from West Coast Vape Supply. The address of our rented property is 580 West Cheyenne Ave. STE 160, North Las Vegas, NV 89030.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on any exchange however, we intend to be quoted on the OTC Marketplace in the future.

Stockholders of Our Common Shares

As of December 31, 2016, we had 77,520,000 shares of our common stock issued and outstanding.

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

During the year ended December 31, 2016, the Company sold and issued 2,120,000 shares of common stock to third parties for total cash proceeds of $53,000. These shares were sold pursuant to the Company’s effective S-1 Registration Statement.

Item 6. Selected Financial Data.

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the years ended December 31, 2016 and 2015.

Revenues

Our sales revenue was $153,758 for the year ended December 31, 2016, compared to $86,536 for the year ended December 31, 2015. For the year ended December 31, 2016 approximately 16% of the revenue generated was from one related party whereas for the year ended December 31, 2015 it was approximately 65%. The increase in revenue is due to revenue generated from new customers.

Cost of Sales

Our cost of sales was $83,319 for the year ended December 31, 2016, compared to $58,634 for the year ended December 31, 2015. The increase is related to an increase in sales volume. At the same time, we have been able to increase the margin on sales of electronic cigarettes or “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges by increasing the volume of our inventory purchases.

Operating Expenses

Our operating expenses increased by $504,827 to $589,895 for the year ended December 31, 2016 from $85,068 for the year ended December 31, 2015. The increase in expenses is primarily due to increased professional fees and other expenses related to our reporting requirements as a public company. In addition, in the current period we recognized $500,000 of non-cash expense for stock issued to our officers.

Other expense

During the year ended December 31, 2016, the company lost $33,713 from a short-term investment in trading securities.

Net Loss

We recorded a net loss of $553,169 for the year ended December 31, 2016, as compared with a net loss of $57,166 for the year ended December 31, 2015. The increase in net loss is attributed to the increased operating expenses, including $500,000 of non-cash expense for the issuance of common stock to officers and to the $33,713 loss incurred on investment

 Liquidity and Capital Resources

Cash Used in Operating Activities

For the years ended December 31, 2016 and 2015 we used $37,406 and $62,910 for operating activities, respectively. Our increase in inventory and professional fee expense for the years ended December 31, 2016 and 2015 was the main contributing factor for our negative operating cash flow.

Cash from Investing Activities

During the year ended December 31, 2016 and 2015 we used $33,713 and $0, respectively on investing activities. In 2016, we invested in and recognized a loss on trading securities.

Cash from Financing Activities

During the year ended December 31, 2016 and 2015 we generated $77,660 and $63,972, respectively in cash from advances from related parties and sale of our common stock.

As of December 31, 2016, we owed $29,500 to West Coast Vape Supply Inc. The loan is non-interest bearing and payable on demand.

As of December 31, 2016, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

VAPETEK, INC.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Report of Independent Registered Public Accounting Firm	F3

Balance Sheets as of December 31, 2016 and 2015	F4

Statements of Operations for the years ended December 31, 2016 and 2015	F5

Statements of Changes in Stockholders’ (Deficit) and for the years ended December 31, 2016 and 2015	F6

Statements of Cash Flows for the years ended December 31, 2016 and 2015	F7

Notes to Financial Statements	F8-F11

-F1-

BF Borgers CPA PC Quality Audits & Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vapetek, Inc.

We have audited the accompanying balance sheet of Vapetek, Inc. the "Company") as of December 31, 2016, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Lakewood, CO

April 11, 2017

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vapetek, Inc.

We have audited the accompanying balance sheet of Vapetek, Inc. the "Company") as of December 31, 2015, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

-F3-

VAPETEK INC. BALANCE SHEETS
	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$2,848	$5,967
Inventory	48,121	17,471
Total current assets	50,969	23,438

Computer, net	92	458

Total assets	$51,061	$23,896

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$3,884	$-
Notes Payable - related parties	29,500	39,500
Accrued rent – related party	6,600	14,060
Total current liabilities	39,984	53,560

Total liabilities	39,984	53,560

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,520,000 and 54,150,000 shares issued and outstanding, respectively	7,752	5,415
Additional paid-in capital	643,758	52,185
Accumulated deficit	(640,433)	(87,264)
Total stockholders' equity (deficit)	11,077	(29,664)

Total liabilities and stockholders' equity (deficit)	$51,061	$23,896

The accompanying notes are an integral part of these financial statements.

-F4-

VAPETEK INC. STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2016	2015
Sales	$128,498	$30,422
Sales – related party	25,260	56,114
Total sales	153,758	86,536
Cost of sales	83,319	58,634
Gross Margin	70,439	27,902

Operating expenses:
Professional fees	35,662	49,462
Compensation expense – related party	500,000	-
General and administrative	54,233	35,606
Total operating expenses	589,895	85,068
Loss from operations	(519,456)	(57,166)

Other expense
Loss on investment	(33,713)	-
Total other expense	(33,713)	-

Net loss	$(553,169)	$(57,166)

Basic loss per common share	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	65,733,479	40,314,219

The accompanying notes are an integral part of these financial statements.

-F5-

VAPETEK INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid in	Accumulated Deficit	Total
	Shares	Amount	Capital
Balance at December 31, 2014	6,250,000	$625	$4,875	$(30,098)	$(24,598)

Common stock issued for cash	3,200,000	320	47,310	-	47,630

Common stock issued for services	44,700,000	4,470	-	-	4,470

Net loss for the year ended December 31, 2015	-	-	-	(57,166)	(57,166)

Balance at December 31, 2015	54,150,000	5,415	52,185	(87,264)	(29,664)

Common stock issued for cash	3,120,000	312	77,688	-	78,000

Common stock issued for services	20,250,000	2,025	504,225	-	506,250

Forgiveness of related party debt	-	-	9,660	-	9,660

Net loss for the year ended December 31, 2016	-	-	-	(553,169)	(553,169)

Balance at December 31, 2016	77,520,000	$7,752	$643,758	$(640,433)	$11,077

The accompanying notes are an integral part of these financial statements.

-F6-

VAPETEK INC. STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(553,169)	$(57,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	367	367
Loss on trading securities	33,713	-
Stock-based compensation - related party	500,000	4,130
Stock-based compensation	6,250	340
Changes in operating assets and liabilities:
Inventory	(30,650)	(15,600)
Accounts payable and accrued liabilities	(10,177)	(1,181)
Accrued rent – related party	16,260	8,425
Deferred revenue	-	(2,225)
Net cash used in operating activities	(37,406)	(62,910)

Cash flows from investing activities:
Investment	(33,713)	-
Net cash used in investing activities	(33,713)	-

Cash flows from financing activities:
Loans from related party	-	30,000
Repayment of related party loans	(10,000)	(13,658)
Proceeds from the sale of common stock	78,000	47,630
Net cash provided by financing activities	68,000	63,972

Net change in cash	(3,119)	1,062

Cash, beginning of year	5,967	4,905

Cash, end of year	$2,848	$5,967

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash activities:
Forgiveness of related party accrued rent	$9,660	$-

 The accompanying notes are an integral part of these financial statements.

-F7-

VAPETEK INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of December 31, 2016 and 2015.

Inventory

The Company inventories a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges is stated at the lower of cost (first in, first out method) or market. As of December 31, 2016 and 2015, the Company has $48,121 and $17,471, respectively of finished goods inventory on hand.

-F8-

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

-F9-

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2016 and 2015.

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

On June 1, 2014, the Company entered into a Lease Agreement (“Lease”) with MEWE World, Inc. (“MEWE”), a company owned 100% by our Chairman, Alham Benyameen. The term of the lease was one year commencing June 1, 2014 and ending May 30, 2015. The Company was to pay MEWE rent of $9,660 per year in equal monthly installments of $805 payable in advance on the 1st of every month. As of December 31, 2015, the Company had a payable to MEWE in the amount of $9,660. During the year ended December 31, 2016 this debt was forgiven and credited to paid in capital.

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

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of December 31, 2016, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of December 31, 2016, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2016, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of December 31, 2016, there is $6,600 of accrued unpaid repaid rent.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2016, this loan is still outstanding.

The Company recognized $25,260 and $56,114 in revenue from West Coast Vape Supply, a related party, for the years ended December 31, 2016 and 2015, respectively. This revenue consisted of approximately 16.4% and 64.8%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

On June 13, 2016, the Company sold 1,000,000 shares of common stock to Alham Benyameen, Chairman of the Board for total proceeds of $25,000.

On July 6, 2016, the Company issued 10,000,000 shares of common stock each to Alham Benyameen, Chairman of the Board and Andy Michael Ibrahim, CEO, for services rendered. The shares were valued based on the value of the time spent working for the Company for a total non-cash expense of $500,000.

During the year ended December 31, 2016, the Company’s former lessor, a company owned by the Chairman, forgave $9,660 of rent expense that had been accrued. The amount was credited to additional paid in capital.

-F10-

NOTE 4.   STOCKHOLDER’S DEFICIT

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

During the year ended December 31, 2016, the Company issued 2,120,000 shares of common stock to third parties for total cash proceeds of $53,000. These shares were made pursuant to the effective S-1 Registration Statement of the Company.

NOTE 5. – LOSS ON INVESTMENT

During the year ended December 31, 2016, the Company opened a trading account for short term investments. As of December 31, 2016, the account has been closed and the Company recognized a loss on investment of $33,713.

NOTE 6. – INCOME TAXES

For the year ended December 31, 2016, the Company has incurred a net loss of $551,530 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $639,000 at December 31, 2016, and will expire beginning in the year 2034.

The provision for Federal income tax consists of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Federal income tax benefit attributable to:
Current operations	$188,077	$19,436
Less: valuation allowance	(188,077)	(19,436)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$217,747	$29,670
Valuation allowance	(217,747)	(29,670)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $639,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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
$48,400

NOTE 8.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $640,433 as of December 31, 2016.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 9.  SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

-F11-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 25, 2017, the Company dismissed the Independent Registered Public Accounting Firm, Anton & Chia, LLP (“A&C”) of Newport Beach, CA.  On January 26, 2017, the Company engaged BF Borgers CPA PC (“BF”) of Lakewood, CO, as its new Independent Registered Public Accounting Firm.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2016, these disclosure controls and procedures were not effective.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Vapetek, Inc. are provided below:

NAME	AGE	POSITION
Alham Benyameen	39	Chairman of the Board of Directors
Andy Michael Ibrahim	42	President, Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors

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

Andy Michael Ibrahim- President, CEO, CFO, Secretary and Member of the Board of Directors

Mr. Ibrahim is the Co-President of West Coast Vape Supply Inc., with Alham Benyameen, an international distributor to retail locations supplying the vaping industry with high quality brand names since August 2013. Mr. Ibrahim has more than 15 years’ experience in marketing, branding, from product development to fulfillment. From 2002 to present, Mr. Ibrahim created Creative Art Center, Inc. to expand marketing practices to other companies that can benefit from proven marketing strategies and to increase revenue and grow market share. Creative Art Center, Inc. has and continues to be a great source for name brands to get help and increase the product sales and visibility in their industry. Mr. Ibrahim continues to oversee operations, product sales, purchasing and marketing for the company. Mr. Ibrahim worked from 1999 to 2002 as the marketing director for Affiliated Funding Corp. Mr. Ibrahim managed a team of mortgage consultants and successfully acquired more than $100 mil in business per year from licensed active Realtors Nationwide. During this time Mr. Ibrahim executed a marketing plan that captured the market share of many top leading corresponding lenders. Mr. Ibrahim managed a team of designers and production specialist to create, produce, market and distribute an international brand named Shaolin Clothing from 1995 to 1999. In that capacity, Mr. Ibrahim successfully negotiated and the implemented the acquisition of other brands to create a distribution company to add value with brand names for the distribution. During this time he managed and organized many trade shows and product exhibits. Then Mr. Ibrahim helped the distribution be acquired to Global World Industries. Mr. Ibrahim attended University of Phoenix from 1999 to 2002 and also graduated from Orange Coast College with an emphasis in Business Marketing.

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

Involvement in Certain Legal Proceedings

Our Officers and Directors have not been involved in or a party in any of the following events or actions during the past ten years:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2016, we believe all forms were timely filed.

Code of Ethics

The Company has not adopted a Code of Ethics.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen Director	2015 2016	- -	- -	2,065 250,000	- -	- -	- -	- -	$ $	2,065 250,000

Andy Michael Ibrahim, CEO, Director	2015 2016	- -	- -	2,065 250,000	- -	- -	- -	- -	$ $	2,065 250,000

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

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2016.

DIRECTORS COMPENSATION
Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen, Director	2015 2016	- -	- -	- -	- -	- -	- -	- -	$ $	- -

Andy Michael Ibrahim, CEO, Director	2015 2016	- -	- -	- -	- -	- -	- -	- -	$ $	- -

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2016 the Company had 77,520,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Alham Benyameen, Director	34,600,000	44.63%	none	N/A	44.63%
Andy Michael Ibrahim, President, CEO, Director	33,600,000	43.34%	none	N/A	43.34%

All Directors and Officers as a Group (2 persons)	68,200,000	86.68%	none	N/A	87.97%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of December 31, 2016, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2016, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of December 31, 2016, there is $6,600 of accrued unpaid repaid rent.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of December 31, 2016, this loan is still outstanding.

The Company recognized $26,340 and $56,114 in revenue from West Coast Vape Supply, a related party, for the years ended December 31, 2016 and 2015, respectively. This revenue consisted of approximately 16.9% and 64.8%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

Review, Approval, and Ratification of Related Party Transactions

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

		2016	2015
Audit fees	Anton and Chia LLP	$14,375	$16,250
Audit related fees		-	-
Tax fees		-	-
All other fees		-	-
Total		$14,375	$16,250

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

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2016 (1)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed herewith.
(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

(Registrant)

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

Director

Dated: April 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: April 11, 2017