Form 10-Q
period 2017-03-31
Vapetek Inc.
filed 2017-05-22
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54994

VAPETEK INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Vapetek Inc.
580 West Cheyenne Ave. STE 160 North Las Vegas, NV	89030
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-888-827-3451

 Former Address: N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 22, 2017 the issuer had 77,520,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VAPETEK, INC. BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS

Current assets:
Cash	$2,250	$2,848
Accounts receivable, related party	9,399	-
Inventory	38,826	48,121
Total current assets	50,475	50,969

Computer, net	-	92

Total assets	$50,475	$51,061

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$13,407	$3,884
Due to related parties	29,500	29,500
Accrued rent – related party	11,000	6,600
Total current liabilities	53,907	39,984

Total liabilities	53,907	39,984

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 77,520,000 and 77,520,000 shares issued and outstanding, respectively	7,752	7,752
Additional paid-in capital	643,758	643,758
Accumulated deficit	(654,942)	(640,433)
Total stockholders' deficit	(3,432)	11,077

Total liabilities and stockholders' deficit	$50,475	$51,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK, INC. STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended March 31,
	2017	2016
Sales	$17,829	$40,481
Sales – related party	23,189	8,606
Total sales	41,018	49,087
Cost of sales	27,855	17,651
Gross Profit	13,163	31,436

Operating expenses:
Professional fees	17,296	10,500
General and administrative	10,376	16,288
Total operating expenses	27,262	26,788

Net income (loss)	$(14,509)	$4,648

Basic income (loss) per common share	$0.00	$0.00

Basic weighted average common shares outstanding	77,520,000	54,376,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$(14,509)	$4,648
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock issued for services	-	6,250
Depreciation	92	91
Changes in operating assets and liabilities:
Accounts receivable	(9,399)	(663)
Inventory	9,295	(12,650)
Accounts payable and accrued liabilities	9,523	3,270
Accrued rent – related party	4,400	-
Net cash used in (provided by) operating activities	(598)	946

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Repayment of related party loans	-	(5,000)
Proceeds from the sale of common stock	-	8,000
Net cash provided by financing activities	-	3,000

Net increase (decrease) in cash	(598)	3,946

Cash, beginning of period	2,848	5,967

Cash, end of period	$2,250	$9,913

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAPETEK Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2016 included on the Company’s Form 10-K filed on April 12, 2017. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

NOTE 3.  GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $654,942 as of March 31, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4. RELATED PARTY TRANSACTIONS

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of March 31, 2017, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of March 31, 2017, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2017, this loan is still outstanding.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of March 31, 2017, there is $11,000 of accrued unpaid rent.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2017, this loan is still outstanding.

The Company recognized $23,189 and $8,606 in revenue from West Coast Vape Supply, a related party, for the three months ended March 31, 2017 and 2016, respectively. This revenue consisted of approximately 56.5% and 17.5%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

On April 1, 2017, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease begins April 1, 2017 and ends March 31, 2019. The Company shall pay West Coast rent of $12,000 per year in equal monthly installments of $1,000 payable in advance on the 1st of every month. Future minimum rental payments are as follows:

Years ending December 31,
2017	$15,600
2018	12,000
2019	3,000
$30,600

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

Results of operations for the three months ended March 31, 2017 and March 31, 2016.

Revenues

Our sales revenue was $41,018 for the three months ended March 31, 2017, compared to $49,087 for the three months ended March 31, 2016. Currently, approximately 56.5% and 17.5% of the revenue was from one related party for the three months ended March 31, 2017 and 2016, respectively. The decrease in sales is attributed to the fact that we were not able to sell as much inventory during this three month period compared to the quarter prior.

Cost of Sales

Our cost of sales was $27,855 for the three months ended March 31, 2017, compared to $17,651 for the three months ended March 31, 2016. The increase is related to the increased cost associated with acquiring our inventory line and the expenses of sales activity over the course of this period.

Operating Expenses

Our operating expenses increased by $474 to $27,262 for the three months ended March 31, 2017 from $26,788 for the three months ended March 31, 2016. The increase in expenses is primarily due to the addition of rent expense and increased professional fees and other expenses related to our reporting requirements as a public company.

Net Loss

We recorded a net loss of $(14,509) for the three months ended March 31, 2017, as compared to net income of $4,648 for the three months ended March 31, 2016. The decrease from net income to a net loss is attributed to the increase to our cost of sales combined with the decrease in our revenues.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2017 we used $598 for operating activities.

Cash from Investing Activities

For the three months ended March 31, 2017 there have been no capital expenditures.

Cash from Financing Activities

For the three months ended March 31, 2017 there were no financing activities.

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. As of March 31, 2017, this loan is still outstanding.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of March 31, 2017, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2017, this loan is still outstanding.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2017, this loan is still outstanding.

As of March 31, 2017, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $654,942 as of March 31, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2017 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: May 22, 2017

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors