Form 10-Q
period 2017-06-30
Vapetek Inc.
filed 2017-08-15
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54994

VAPETEK INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

VAPETEK Inc.
580 W Cheynne Ave. STE 160 North Las Vegas, NV 89030	89030
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 916-9321

 Former Address:

5445 Oceanus Driver STE 102

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2017 the issuer had 79,940,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VAPETEK, INC. BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS

Current assets:
Cash	$1,053	$2,848
Accounts receivable	447	-
Inventory	36,564	48,121
Total current assets	38,064	50,969

Computer, net	-	92

Total assets	$38,064	$51,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$10,720	$3,884
Due to related parties	20,000	29,500
Accrued rent – related party	11,000	6,600
Total current liabilities	41,720	39,984

Total liabilities	41,720	39,984

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 79,480,000 and 77,520,000 shares issued and outstanding, respectively	7,948	7,752
Additional paid-in capital	643,758	643,758
Common stock payable	36	-
Accumulated deficit	(655,398)	(640,433)
Total stockholders' equity (deficit)	(3,656)	11,077

Total liabilities and stockholders' equity	$38,064	$51,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

-F1-

VAPETEK Inc. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$7,252	$37,065	$25,081	$77,546
Sales – related party	11,953	565	35,142	9,171
Total sales	19,205	37,630	60,223	86,717
Cost of sales	3,175	22,071	11,074	38,915
Cost of sales, related party	3,379	62	23,335	869
Total cost of sales	6,554	22,133	34,409	39,784
Gross Profit	12,651	15,497	25,814	46,933

Operating expenses:
Professional fees	5,030	15,081	9,126	25,581
Rent expense, related party	6,600	6,600	13,200	13,200
General and administrative	1,477	10,138	18,453	19,826
Total operating expenses	13,107	31,819	40,779	58,607
Loss from operations	(456)	(16,322)	(14,965)	(311,674)

Other expense:
Loss on investment	-	(28,756)	-	(28,756)
Total other expense	-	(28,756)	-	(28,756)
Net loss	$(456)	$(45,078)	$(14,965)	$(40,430)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	77,866,522	55,911,209	77,696,133	54,787,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

-F2-

VAPETEK Inc. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Loss	$(14,965)	$(40,430)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation	92	183
Loss on trading securities	-	28,756
Stock issued for services	-	6,250
Stock-based compensation - related party	-	183
Changes in operating assets and liabilities:
Accounts Receivable	(447)	-
Inventory	11,557	(3,447)
Accounts payable and accrued liabilities	6,836	(23,797)
Accrued rent – related party	4,400	-
Net cash provided by (used in) operating activities	7,473	(32,485)

Cash flows from investing activities:
Investment	-	(35,000)
Net cash used in investing activities	-	(35,000)

Cash flows from financing activities:
Loans from related party	-	-
Repayments of related party loans	(9,500)	(5,000)
Proceeds from the sale of common stock	232	73,000
Net cash provided by (used in) financing activities	(9,268)	68,000

Net change in cash	(1,795)	515

Cash, beginning of period	2,848	5,967

Cash, end of period	$1,053	$6,482

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

-F3-

VAPETEK Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2016 included on the Company’s Form 10-K filed on April 12, 2017. The results of the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

-F4-

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

NOTE 3.  GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $655,398 as of June 30, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

-F5-

NOTE 4. RELATED PARTY TRANSACTIONS

On July 2, 2014, the Company executed another Consolidated Loan Agreement for $4,500 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than July 2, 2019. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion. The loan agreement was amended on April 1, 2015 to eliminate the conversion clause. All other terms remained the same. This loan was repaid in full on June 2, 2017.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of June 30, 2017, $15,000 is still outstanding.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. This loan was repaid in full in May 2017.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of June 30, 2017, there is $11,000 of accrued unpaid rent.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of June 30, 2017, this loan is still outstanding.

The Company recognized $35,142 and $9,171 in revenue from West Coast Vape Supply, a related party, for the six months ended June 30, 2017 and 2016, respectively. This revenue consisted of approximately 58.4% and 10.6%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

NOTE 5. COMMON STOCK

During the six months ended June 30, 2017 the Company sold 2,320,000 shares of common stock at par value of $0.0001 for total cash proceeds of $232. As of June 30, 2017, 360,000 shares had not yet been issued by the transfer agent so were credited to common stock payable.

On June 19, 2017, the Company executed a consulting agreement with CorporateAds.com in connection with the 360,000 shares that they purchased. The agreement is for marketing and other activities to promote the Company. The initial term is for fifteen days but can be automatically extended for an additional 165 days, and then for one additional year.

On June 17, 2017, the Company executed a consulting agreement with I-Business Management LLC in connection with the 360,000 shares that they purchased. The agreement is for investor relation services for a period of six months.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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
$30,600

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist other than the following.

On July 10, 2017, the 360,000 shares credited to common stock payable as of June 30, 2017 were issued by the transfer agent.

On July 14, 2017, the Company sold 100,000 shares of common stock for cash proceeds of $10.

-F6-

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

Results of operations for the three months ended June 30, 2017 and June 30, 2016.

Revenues

Our sales revenue was $19,205 for the three months ended June 30, 2017, compared to $37,630 for the three months ended June 30, 2016. Currently, approximately 62.2% and 1.5%, of the revenue was from one related party for the three months ended June 30, 2017 and 2016, respectively. The decrease in sales is attributed to a change in the market demand for the type of products being sold. Smaller less expensive bottles are becoming more preferable in the industry.

Cost of Sales

Our cost of sales was $6,554 for the three months ended June 30, 2017, compared to $22,133 for the three months ended June 30, 2016. The decrease is in line with the decreased sales as mentioned above.

Operating Expenses

Our operating expenses decreased by $18,712 to $13,107 for the three months ended June 30, 2017 from $31,819 for the three months ended June 30, 2016. The decrease in expenses is primarily due to a decrease in spending on advertising, computers, and internet.

Net Loss

We recorded a net loss of $456 for the three months ended June 30, 2017, as compared to $45, 078 for the three months ended June 30, 2016. The decrease is attributed to the decrease in operating expense as well as a $28,756 loss on investment that was recognized in the prior year but not in the current.

Results of operations for the six months ended June 30, 2017 and June 30, 2016.

Revenues

Our sales revenue was $25,081 for the six months ended June 30, 2017, compared to $77,546 for the six months ended June 30, 2016. Currently, approximately 58.4% and 10.6%, of the revenue was from one related party for the six months ended June 30, 2017 and 2016, respectively. The decrease in sales is attributed to a change in the market demand for the type of products being sold. We believe smaller less expensive bottles are becoming more preferable in the industry.

Cost of Sales

Our cost of sales was $34,409 for the six months ended June 30, 2017, compared to $39,784 for the six months ended June 30, 2016. The decrease is in line with the decreased sales as mentioned above. The decrease in the cost of sales was not as dramatic as it could have been given the fact that sales for the six months ended June 30, 2017 were comprised of mostly low profit margin products sold as opposed to mostly high profit margin products sold for the six months ended June 30, 2016.

Operating Expenses

Our operating expenses decreased by $17,828 to $40,779 for the six months ended June 30, 2017 from $58,607 for the six months ended June 30, 2016. The decrease in expenses is primarily due to a decrease in spending on advertising,computers, and internet.

Net Loss

We recorded a net loss of $14,965 for the six months ended June 30, 2017, as compared to $40,430 for the six months ended June 30, 2016. The decrease is attributed to the decrease in operating expense as well as a $28,756 loss on investment that was recognized in the prior year but not in the current.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2017 net cash provided by operating activities was $7,473. For the six months ended June 30, 2016 net cash used in operating activities was $32,485. The decrease in net cash used in operating activities is due to a decreased level of operations for the six months ended June 30, 2017.

Cash from Investing Activities

For the six months ended June 30, 2017 there have been no capital expenditures.

Cash from Financing Activities

For the six months ended June 30, 2017 we used $9,268 in financing activities compared to net proceeds of $68,000 in the prior period. In the prior period, the company sold stock for total proceeds of $73,000 and repaid $5,000 on a loan. In the current period the company sold stock for total proceeds of $232 and repaid $9,500 on loans.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of June 30, 2017, $15,000 is still outstanding.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of June 30, 2017, this loan is still outstanding.

As of June 30, 2017, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $655,398 as of June 30, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: August 14, 2017

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors