Form 10-Q
period 2017-09-30
Vapetek Inc.
filed 2017-11-20
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [X]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2017 the issuer had 79,940,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VAPETEK, INC. BALANCE SHEETS
	September 30, 2017 (unaudited)	December 31, 2016
ASSETS

Current assets:
Cash	$4,085	$2,848
Accounts receivable	2,588	-
Inventory	41,260	48,121
Total current assets	47,933	50,969

Computer, net	-	92

Total assets	$47,933	$51,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$-	$3,884
Due to related parties	52,000	29,500
Accrued rent – related party	17,600	6,600
Total current liabilities	69,600	39,984

Total liabilities	69,600	39,984

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 79,940,000 and 77,520,000 shares issued and outstanding, respectively	7,994	7,752
Additional paid-in capital	646,785	643,758
Stock subscription receivable	(10)	-
Accumulated deficit	(676,436)	(640,433)
Total stockholders' equity (deficit)	(21,667)	11,077

Total liabilities and stockholders' equity	$47,933	$51,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

-F1-

VAPETEK INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$5,359	$45,403	$30,440	$122,949
Sales – related party	1,550	15,666	36,692	24,837
Total sales	6,909	61,069	67,132	147,786
Cost of sales	2,084	30,079	16,232	68,994
Cost of sales, related party	1,145	10,146	21,406	11,015
Total cost of sales	3,229	40,225	37,638	80,009
Gross Profit	3,680	20,844	29,494	67,777

Operating expenses:
Professional fees	6,180	4,863	28,506	30,444
Compensation expense	-	500,000	-	500,000
Rent expense, related party	6,600	6,600	19,800	19,800
General and administrative	8,911	5,949	14,164	25,775
Total operating expenses	21,691	517,412	62,470	576,019
Loss from operations	(18,011)	(496,568)	(32,976)	(508,242)

Other expense:
Interest expense	(3,027)	-	(3,027)	-
Loss on investment	-	(4,957)	-	(33,713)
Total other expense	(3,027)	(4,957)	(3,027)	(33,713)
Net loss	$(21,038)	$(501,525)	$(36,003)	$(541,955)

Basic loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	79,885,652	75,674,648	78,433,993	61,800,839

The accompanying notes are an integral part of these unaudited condensed financial statements.

-F2-

VAPETEK INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	For the nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net Loss	$(36,003)	$(541,955)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	92	275
Loss on trading securities	-	33,713
Stock issued for services	-	6,250
Stock-based compensation - related party	-	500,000
Changes in operating assets and liabilities:
Accounts Receivable	(2,588)	-
Inventory	6,860	(3,905)
Accounts payable and accrued liabilities	(3,883)	1,863
Accrued rent – related party	11,000	(4,400)
Net cash used in operating activities	(24,522)	(34,155)

Cash flows from investing activities:
Investment	-	(33,713)
Net cash used in investing activities	-	(33,713)

Cash flows from financing activities:
Loans from related party	32,000	-
Repayments of related party loans	(9,500)	(10,000)
Imputed interest expense	3,027	-
Stock subscription receivable	(10)	-
Proceeds from the sale of common stock	242	73,000
Net cash provided by financing activities	25,759	63,000

Net change in cash	1,237	(4,868)

Cash, beginning of period	2,848	5,967

Cash, end of period	$4,085	$1,099

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

-F3-

VAPETEK Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2016 included on the Company’s Form 10-K filed on April 12, 2017. The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

NOTE 3.  GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $676,436 as of September 30, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of September 30, 2017, $15,000 is still outstanding. The Company has recorded imputed interest for the nine-month period ended September 30, 2017 of $2,305.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. This loan was repaid in full in May 2017.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of September 30, 2017, there is $17,600 of accrued unpaid rent.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2017, this loan is still outstanding. The Company has recorded imputed interest for the nine-month period ended September 30, 2017 of $362.

On July 7, 2017 and September 21, 2017, MeWe World, a related party, loaned the Company $25,000 and $7,000, respectively. The loans were made to purchase inventory and cover operating expenses. They are unsecured, non-interest bearing, payable on demand and due no later than March 10, 2020. As of September 30, 2017, $32,000 is still outstanding. The Company has recorded imputed interest for the nine-month period ended September 30, 2017 of $360.

The Company recognized $36,692 and $24,837 in revenue from West Coast Vape Supply, a related party, for the nine months ended September 30, 2017 and 2016, respectively; and cost of goods sold of $21,406 and $11,015, respectively. This revenue consisted of approximately 54.6% and 16.8%, respectively of the Company’s total sales. The Company recognized $1,550 and $15,666 in revenue from West Coast Vape Supply, a related party, for the three months ended September 30, 2017 and 2016, respectively; and cost of goods sold of $1,145 and $10,146, respectively. This revenue consisted of approximately 22.4% and 25.6%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

NOTE 5. COMMON STOCK

During the nine months ended September 30, 2017 the Company sold 2,420,000 shares of common stock at par value of $0.0001 for total cash proceeds of $242, $10 of which had not yet been collected as of September 30, 2017 and was debited to stock subscription receivable.

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

Years ending December 31,
2017	$3,000
2018	12,000
2019	3,000
$18,000

NOTE 7. SUBSEQUENT EVENTS

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

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third-party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Vapetek Inc.

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

Results of operations for the three months ended September 30, 2017 and September 30, 2016.

Revenues

Our sales revenue was $6,909 for the three months ended September 30, 2017, compared to $61,069 for the three months ended September 30, 2016. Currently, approximately 25.6% and %, of the revenue was from one related party for the three months ended September 30, 2017 and 2016, respectively. The decrease in sales is attributed to a change in the market demand for the type of products being sold. Smaller less expensive bottles are becoming more preferable in the industry.

Cost of Sales

Our cost of sales was $3,229 for the three months ended September 30, 2017, compared to $40,225 for the three months ended September 30, 2016. The decrease is in line with the decreased sales as mentioned above.

Operating Expenses

Our operating expenses decreased by $495,721 to $21,691 for the three months ended September 30, 2017 from $517,412 for the three months ended September 30, 2016. In 2016, we incurred $500,000 in stock compensation expense that we did not have in 2017. Without the $500,000 operating expenses increased $2,251, mainly due to increased professional fees.

Net Loss

We recorded a net loss of $21,038 for the three months ended September 30, 2017, as compared to $501,525 for the three months ended September 30, 2016. In addition to our operating expenses we recorded $3,027 of imputed interest expense in the current period.

Results of operations for the nine months ended September 30, 2017 and September 30, 2016.

Revenues

Our sales revenue was $67,132 for the nine months ended September 30, 2017, compared to $147,786 for the nine months ended September 30, 2016. Currently, approximately 54.6% and 16.8%, of the revenue was from one related party for the nine months ended September 30, 2017 and 2016, respectively. The decrease in sales is attributed to a change in the market demand for the type of products being sold. We believe smaller less expensive bottles are becoming more preferable in the industry.

Cost of Sales

Our cost of sales was $37,638 for the nine months ended September 30, 2017, compared to $80,009 for the nine months ended September 30, 2016. The decrease is in line with the decreased sales as mentioned above. The decrease in the cost of sales was not as dramatic as it could have been given the fact that sales for the nine months ended September 30, 2017 were comprised of mostly low profit margin products sold as opposed to mostly high profit margin products sold for the nine months ended September 30, 2016.

Operating Expenses

Our operating expenses decreased by $513,549 to $62,470 for the nine months ended September 30, 2017 from $576,019 for the nine months ended September 30, 2016. In 2016, we incurred $500,000 in stock compensation expense that we did not have in 2017.

Net Loss

We recorded a net loss of $36,003 for the nine months ended September 30, 2017, as compared to $541,955 for the nine months ended September 30, 2016. The decrease is attributed to the decrease in operating expense, the absence of stock compensation expense and a $28,756 loss on investment that was recognized in the prior year but not in the current. In addition to our operating expenses we recorded $3,027 of imputed interest expense in the current period.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

For the nine months ended September 30, 2017 net cash used in operating activities was $24,522 compared to $34,155 in the prior period. The decrease in net cash used in operating activities is due to a decreased level of operations for the nine months ended September 30, 2017.

Cash from Investing Activities

For the nine months ended September 30, 2017 there have been no capital expenditures.

Cash from Financing Activities

For the nine months ended September 30, 2017 we received $25,759 in financing activities compared to net proceeds of $63,000 in the prior period. In the prior period, the company sold stock for total proceeds of $73,000 and repaid $10,000 on a loan. In the current period the company sold stock for total proceeds of $22,742.

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of September 30, 2017, $15,000 is still outstanding.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2017, this loan is still outstanding.

On July 7, 2017 and September 21, 2017, MeWe World, a related party, loaned the Company $25,000 and $7,000, respectively. The loans were made to purchase inventory and cover operating expenses. They are unsecured, non-interest bearing, payable on demand and due no later than March 10, 2020.

As of September 30, 2017, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $679,671 as of September 30, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Recent Developments

None.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2017, the Company engaged BF Borgers CPA PC (“BF”) of Lakewood, CO, as its new Independent Registered Public Accounting Firm. During the year ended December 31, 2014, December 31, 2015 and prior to January 26, 2017 (the date of the new engagement), we did not consult with BF regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by BF, in either case where  written or oral advice provided by BF would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2017 (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 3, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapetek Inc.

Dated: November 20, 2017

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors