Form 10-K
period 2017-12-31
Nodechain, Inc.
filed 2018-04-05
CIK 1580485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54994

Nodechain, Inc.

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

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company [X] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $0.00. No market value has been computed based upon the fact that no active trading market was established at June 30, 2017. Active trading of our common stock began in the fourth quarter of 2017.

As of April 3, 2018, there were approximately 85,140,000 shares of common stock and no shares of preferred stock issued and outstanding.

TABLE OF CONTENTS

NODECHAIN, INC.

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

In this Annual Report on Form 10-K, ‘‘Nodechain,’’ the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Nodechain, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending December 31st. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

PART I

Item 1. Business.

Nodechain, Inc.’s current business operations are comprised of activities revolving around the blockchain, with a particular emphasis on digital cryptocurrency mining and transaction validation.

The Company utilizes, at present, forty-five mining computers (rigs) that include 1070, 1070Ti and AMD 570 and 580 GPUs per unit. Our mining rigs are capable of efficiently mining approximately $400-$500 per month in Ethereum cryptocurrency and $500-600 per month in Bitcoin cryptocurrency per mining rig. It must be noted that the projected revenue estimates are directly linked to the highly volatile currency market conditions and daily Bitcoin (BTC) and Ethereum (ETH) pricing.

Cryptocurrency mining is the underlying system that allows Bitcoin, Ethereum, and other cryptocurrencies, to be traded in a decentralized manner. It revolves around a ledger, or database, that is continuously updated and accessible to the public. Nodes have a copy of the ledger and verify the transactions by completing difficult mathematical problems by utilizing the GPU of the mining rigs. The validators are called “miners”. They authenticate and group transactions into cryptographically protected “blocks” which are then added to the public “chain”. Cryptocurrency miners are slowly rewarded with Bitcoin or Ethereum for carrying out this work, which involves substantial computing power.

In addition to our five current mining rigs we may, in the future, create additional mining rigs to increase our operations. The majority of mining companies purchase ASIC based mining rigs from China, which requires a long waiting period. In contrast, we believe all of our mining rigs will be created in-house with hardware from US based suppliers. It is the belief of the Company that building rigs from the ground up will allow us to scale our mining operations significantly faster than many competitors.

At present we will focus on mining Bitcoin and Ethereum, which have seen substantial and very public growth since their introduction. Our mining rigs are capable of mining alternative cryptocurrencies and we may evaluate, in the future, mining additional cryptocurrencies such as Zcash, Ethereum Classic, Bitcoin Gold and Monero. Such plans have not been fully developed at this point in time. We store our mined Bitcoin and Ethereum in a high-security, state-of-the-art cold storage wallets using the advanced cold storage wallet system provided by Coinbase.

In order to market and increase awareness of our Company we have hired a third party graphic artist and website developer to create and build a new website for our Company. This website is currently under development, although we anticipate it will be fully completed within several months.

In the future, the Company intends to, through as of yet unidentified means, expand its operations into different sectors related to the blockchain including, but not strictly limited to, dynamic cryptocurrency mining applications, blockchain applications, solidity smart contract development, cryptocurrency hashpower leasing, sales, service and B2B cryptocurrency consultation.

At present all of our mining rigs are managed and operated solely by our officers and directors.

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

Under the terms of the agreement, Mr. Chiang our former President and CEO sold 7,200,000 shares of Nodechain, Inc., formerly known as ALPINE 2 Inc. to Mr. Benyameen and Mr. Ibrahim in exchange for $20,000. Mr. Chiang simultaneously resigned from his positions held in the Company. Upon the closing of our Share Purchase Agreement, we entered into an employment agreement with Mr. Benyameen and Mr. Ibrahim as officers and directors of ALPINE 2 Inc. We issued in advance 20,000,000 shares of our common stock to Mr. Benyameen and 20,000,000 shares of our common stock to Mr. Ibrahim. These shares were valued at par $0.0001 at the time of transfer. Immediately after the closing of the Share Purchase Agreement, we had 50,000,000 shares of common stock outstanding, no shares of preferred stock, no options, and no warrants outstanding. On March 12, 2014, we filed a certificate of amendment of certificate of incorporation with the State of Delaware and on March 25, 2014, officially amended our name from ALPINE 2 Inc., to Vapetek, Inc.

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third-party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Nodechain, Inc.

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

On December 1, 2017, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Vapetek, Inc. to Nodechain, Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

Employees

As of the date of this report our employees consist of our two officers, Alham Benyameen, the Company’s Chairman of the Board of Directors and Andy Michael Ibrahim, the Company’s President, CEO, CFO, Secretary and Member of the Board of Directors; and directors. We consider our relationship with our employees to be stable. The Company sees the need for a sales manager, sales associate, outside sales associate, product formulation manager, warehouse manager, warehouse associate and web developer in the immediate future.

Item 1A. Risk Factors.

Discussion of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below and should be carefully considered. . The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance. These statements, like all statements in this report, speak only as of the date of this prospectus.

Risks Related to Our Business and Industry

We consider the following to be the material risks for an investor making an investment in our stock. Our company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. An investment in our common stock is highly speculative and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this Form 10-K before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

GENERAL CRYPTOCURRENCY INDUSTRY RISKS

Cryptocurrency exchanges and other trading venues are relatively new and, in most cases, largely unregulated and may therefore may be subject to fraud and failures

When cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence and impact the success of the Company and have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. For example, during the past three years, a number of bitcoin exchanges have closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed exchanges were not compensated or made whole for partial or complete losses of their account balances. While smaller exchanges are less likely to have the infrastructure and capitalization that may provide larger exchanges with some stability, larger exchanges may be more likely to be appealing targets for hackers and "malware" (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action. The Company does not maintain any insurance to protect from such risks, and does not expect any insurance for customer accounts to be available (such as federal deposit insurance) at any time in the future, putting customer accounts at risk from such events. In the event the Company faces fraud, security failures, operational issues or similar events such factors would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Regulatory changes or actions may alter the nature of an investment in the Company or restrict the use of cryptocurrencies in a manner that adversely affects the Company’s business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. On-going and future regulatory actions may impact the ability of the Company to continue to operate and such actions could affect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

The effect of any future regulatory change on the Company or any cryptocurrency that the Company may mine or hold for others is impossible to predict, and such change could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation.

On July 25, 2017 the SEC released an investigative report which states that the United States would, in some circumstances, consider the offer and sale of blockchain tokens pursuant to an initial coin offering (“ICO”) subject to federal securities laws. Thereafter, China released statements and took similar actions. Although the Company does not participate in ICOs, its clients and customers may participate in ICOs and these actions may be a prelude to further action which chills widespread acceptance of blockchain and cryptocurrency adoption and have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies (such as an exchange on which the Company’s securities are listed, quoted or traded) could result in restriction of the acquisition, ownership, holding, selling, use or trading in the Company’s securities. Such a restriction could result in the Company liquidating its inventory at unfavorable prices and may adversely affect the Company's shareholders and have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, raise new capital or maintain a securities listing with an exchange (such as the Company’s current listing with NASDAQ) which would have a material adverse effect on the business, prospects or operations of the Company and harm investors in the Company’s securities.

If regulatory changes or interpretations require the regulation of bitcoins or other digital assets under the securities laws of the United States or elsewhere, including the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Company Act of 1940 or similar laws of other jurisdictions and interpretations by the SEC, CFTC, IRS, Department of Treasury or other agencies or authorities, the Company may be required to register and comply with such regulations, including at a state or local level. To the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expense or burdens to the Company. The Company may also decide to cease certain operations. Any disruption of the Company’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Company.

Current and future legislation and SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins or other cryptocurrency is viewed or treated for classification and clearing purposes. The Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins and other cryptocurrencies under the law. If the Company determines not to comply with such additional regulatory and registration requirements, the Company may seek to cease certain of its operations or be subjected to fines, penalties and other governmental action. Any such action may adversely affect an investment in the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. The factors include, but are not limited to:

-	Continued worldwide growth in the adoption and use of cryptocurrencies;
-	Governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;
-	The maintenance and development of the open-source software protocol of the network;
-	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
-	General economic conditions and the regulatory environment relating to digital assets; and
-	Negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors in the Company’s securities.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in the Company’s securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade the Company’s securities. Such factors would have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and harm investors.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of the Company's inventory. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold or fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is uncertain but could be harmful to the Company and investors in the Company’s securities. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Acceptance and/or widespread use of cryptocurrency is uncertain

Currently, there is a relatively small use of bitcoins and/or other cryptocurrencies in the retail and commercial marketplace for goods or services. In comparison there is relatively large use by speculators contributing to price volatility.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Possibility of the cryptocurrency algorithm transitioning to proof of stake validation and other mining related risks

Proof of stake is an alternative method in validating cryptocurrency transactions. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any Company that maintains advantages in the current climate (for example from lower priced electric, processing, real estate, or hosting) less competitive. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

To the extent that the profit margins of bitcoin mining operations are not high, operators of cryptocurrency mining operations, include our mining operations, are more likely to immediately sell bitcoins earned by mining in the market, resulting in a reduction in the price of bitcoins that could adversely impact the Company and similar actions could affect other cryptocurrencies.

Over the past two years, cryptocurrency mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell cryptocurrency earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined crypto-coins greatly increases the supply, creating downward pressure on the price of such currencies.

The extent to which the value of cryptocurrency mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined coin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially reducing bitcoin prices. Lower prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until mining operations with higher operating costs become unprofitable and remove mining power. The network effect of reduced profit margins resulting in greater sales of newly mined coins could result in a reduction in the price that could adversely impact the Company.

While it is uncertain how the foregoing risks associated with cryptocurrency mining would directly affect the Company, they may have a materially negative effect. While the Company would adapt and believes it is well positioned for such changes, the uncertainty of changing conditions is nevertheless a major risk.

Political or economic crises may motivate large-scale sales of Bitcoins and Ethereum, or other cryptocurrencies, which could result in a reduction in value and adversely affect the Company.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins and Ethereum, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins and Ethereum and other cryptocurrencies either globally or locally. Large-scale sales of bitcoins and Ethereum or other cryptocurrencies would result in a reduction in their value and could adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Lack of liquid markets, and possible manipulation of blockchain/cryptocurrency based assets

Digital assets that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules and monitoring investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of digital assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of digital assets. These factors may decrease liquidity or volume or increase volatility of digital securities or other assets trading on a ledger-based system, which may adversely affect the Company. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

COMPANY BLOCKCHAIN AND CRYPTOCURRENCY RISKS

The Company has an evolving business model

As digital assets and blockchain technologies become more widely available, the Company expects the services and products associated with them to evolve. As a result to stay current with the industry, the Company’s business model may need to evolve as well. From time to time, the Company may modify aspects of its business model relating to its product mix and service offerings. The Company cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The Company may not be able to manage growth effectively, which could damage its reputation, limit its growth and negatively affect its operating results. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

The Company operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

The Company competes with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities such as ETF (exchange traded fund). Market and financial conditions, and other conditions beyond the Company's control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly which could limit the market for the Company's shares and reduce their liquidity. The emergence of other financial vehicles and ETFs have been scrutinized by regulators and such scrutiny and negative impressions or conclusions could be applicable to the Company and impact the ability of the Company to successfully pursue this segment or operate at all, or to establish or maintain a public market for its securities. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Competing blockchain platforms and technologies

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect the Company and its exposure to various blockchain technologies. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Incorrect or fraudulent coin transactions may be irreversible

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred coins may be irretrievable. As a result, any incorrectly executed or fraudulent coin transactions could adversely affect the Company's investments and assets.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible and the Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Company's coins could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

If the award of coins for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations.

As the number of coins awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for the relevant coins and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of the relevant cryptocurrency that could adversely impact the Company's cryptocurrency inventory and investments.

In order to incentivize miners to continue to contribute processing power to the network, the network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record on the blocks they solve only those transactions that include payment of a transaction fee or by the network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for the recording of transactions in the Blockchain become too high, the marketplace may be reluctant to accept the network as a means of payment and existing users may be motivated to switch between cryptocurrencies or to fiat currency. Decreased use and demand for coins may adversely affect their value and result in a reduction in the market price of coins.

If the award of coins for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed temporarily. A reduction in the processing power expended by miners could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the blockchain, potentially permitting such actor or botnet to manipulate the blockchain in a manner that adversely affects the Company's activities.

If the award of coins for solving blocks and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. Miners ceasing operations would reduce collective processing power, which would adversely affect the confirmation process for transactions (i.e., decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible. Such events would have a material adverse effect on the ability of the Company to continue to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Since there has been limited precedence set for financial accounting of bitcoin, Ethereum, and other digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how the Company will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Taxation of digital securities could negatively impact the results of our operations.

In addition to financial accounting standards, at present there is significant uncertainty with respect to the tax treatment of an investment in digital securities. Bitcoins and other cryptocurrencies may be considered assets in certain areas, or currency in others. As such, it is difficult to determine exactly how cryptocurrency will be taxed in any given year which could negatively impact the results of our operations.

There are cyber security risks related to cryptocurrency trading.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes may be exposed to such negative activities.

Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users' information. Flaws in and exploitations of the source code allow malicious actors to take or create money have previously occurred. A hacking occurred in July 2017 and a hacker exploited a critical flaw to drain three large wallets that had a combined total of over $31 million worth of Ethereum. If left undetected, the hacker could have been able to steal an additional $150 million.

Another example occurred in August 2016 nearly 120,000 units of Bitcoin, representing nearly 72 billion USD, was stolen from the Bitfinex exchange in Hong Kong. This theft led to an immediate 23% drop in pricing. Further details regarding this event can be found at: https://www.reuters.com/article/us-bitfinex-hacked-hongkong/bitcoin-worth-72-million-stolen-from-bitfinex-exchange-in-hong-kong-idUSKCN10E0KP. These are just a couple examples, and there could be many scenarios in which the blockchain is significantly altered by malicious activity and/or the value of certain cryptocurrency, or cryptocurrencies in general, are negatively affected by malicious activity.

While we have taken steps to protect our cryptocurrency by utilizing the cold storage wallet system provided by Coinbase, we are not immune to changes that effect the entire blockchain. In this event, the value of the results of our mining activities could be significantly impacted in unpredictable ways, thus adding volatility and uncertainty to our fiscal projections.

COMPANY SPECIFIC RISKS

Going Concern Risk

The Company’s financial statement have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, with a recorded net loss of $76,587 for the year ending as of December 31, 2017 and has accumulated at deficit of $717,020 as of December 31, 2017. These matters raise doubt about the Company’s ability to continue as a going concern.

Risks Associated with being a Development Stage Company

We were originally formed as a Vaper cigarette company, and later changed our chief operations to cryptocurrency mining. In November of 2017, we changed to focus all our efforts on mining activities, deposing of all of our vaper cigarette inventory and collateral. Accordingly, the Company’s performance and operating results in prior periods are unlikely to be indicative of its future operating performance.

The price of the Company’s shares could be subject to wide price swings since the value of cryptocurrencies may be subject to pricing risk and have historically been subject to wide swings in value.

The Company’s shares are subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cashflows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or the blockchain generally, factors over which the Company has little or no influence or control. The Company’s share prices may also be subject to pricing volatility due to supply and demand factors associated with few or limited public company options for investment in the segment, which may benefit the Company in the near term and change over time.

Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or the Company or its share price, inflating and making their market prices more volatile.

In addition, the success of the Company, the Company’s share price, and the interest in investors and the public in the Company as an early entrant into the blockchain and cryptocurrency ecosystem may in large part be the result of the Company’s early emergence as a publicly traded company in which holders of appreciated cryptocurrency have an opportunity to invest inflated cryptocurrency profits for shares of the Company, which could be perceived as a way to maintaining investing exposure to the blockchain and cryptocurrency markets without exposing the investor to the risk in a particular cryptocurrency. Cryptocurrency holders have realized exponential value due to large increases in the prices of cryptocurrencies and may seek to lock in cryptocurrency appreciation, which investing in the Company’s securities may be perceived as a way to achieve that result, but may not continue in the future. As a result, the value of the Company’s securities, and the value of cryptocurrencies generally may be more likely to fluctuate due to changing investor confidence in future appreciation (or depreciation) in market prices, profits from related or unrelated investments or holdings of cryptocurrency. Such factors or events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, or on the price of the Company’s securities, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Small Unrestricted Public Float of Company Stock

The large majority of the shares held are owned by insiders and restricted. Thereby, the shares available on the public float are much less than the total issued and outstanding shares. This could create a higher level of volatility for share prices. This may benefit the Company in the near-term, but could have the opposite affect or could be a short term detriment to the Company, with the shares rapidly increasing at a later date. However, overall there is a volatility risk inherent in the share pricing.

Should the computers we use for mining cryptocurrency fail or suffer any sort of mechanical failure(s) you may lose some or all of your investment.

There exists the possibility that our computers we use for mining cryptocurrency may fail or at some point suffer some sort of mechanical failure(s). This may limit our ability to mine cryptocurrency which may have a negative effect on your investment. There is the possibility that in the case of such failure(s) we may need to hire technical service providers to come out and fix our mining rigs. This could potentially be extremely costly and the Company may not have suitable funds on hand to pay for such repairs.

There is a risk that some or all of the Company's coins could be lost or stolen. Access to the Company's coins could also be restricted by cybercrime (such as a denial of service ("DOS") attack) against a service at which the Company maintains a hosted online wallet. Any of these events may adversely affect the operations of the Company and, consequently, its investments and profitability. The loss or destruction of a private key required to access the Company's digital wallets may be irreversible and the Company denied access for all time to its cryptocurrency holdings or the holdings of others. The Company's loss of access to its private keys or its experience of a data loss relating to the Company's digital wallets could adversely affect its investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet's public key or address is reflected in the network's public blockchain. The Company will publish the public key relating to digital wallets in use when it verifies the receipt of transfers and disseminates such information into the network, but it will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, the Company will be unable to access its cryptocurrency coins and such private keys will not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store the Company's or its client’s cryptocurrencies would have a material adverse effect the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

Should we suffer a power outage for any reason our operations may be negatively impacted.

Our devices run on electricity and as a result, the loss of electricity would temporarily limit our ability to mine cryptocurrency. Should this occur we would rely heavily, if not exclusively, on third parties to remedy the loss of power which could be costly. This could negatively impact your investment.

Our mining rigs are not insured. Any irreparable damage could negatively impact your investment.

Should a mining rig suffer irreparable damage for any reason it would hamper our ability to operate and could be costly as the machine would have a value significantly less than if it were functioning properly or if at all. We do not have insurance to cover such losses. If such damage were to ever occur to our mining rigs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed to trade on the OTC Markets Group PINK tier under the symbol “NODC.”   Active trading of our common stock began in the fourth quarter of 2017.

Stockholders of Our Common Shares

As of April 3, 2018, we had 85,140,000 shares of our common stock issued and outstanding.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

During the year ended December 31, 2017 the Company sold 2,420,000 shares of common stock at par value of $0.0001 for total cash proceeds of $242.

On June 17, 2017, the Company executed a consulting agreement with I-Business Management LLC in connection with the 360,000 shares that they purchased. The agreement is for investor relation services for a period of six months.

On March 6, 2018, the Company sold 200,000 shares of common stock for total cash proceeds of $10,000.

Item 6. Selected Financial Data.

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the years ended December 31, 2017 and 2016.

Revenues

Our sales revenue was $90,438 for the year ended December 31, 2017, compared to $153,758 for the year ended December 31, 2016. All but $10,040 of sales in the current year were from our now discontinued operations. Approximately 52% and 17% of the revenue from discontinued operations was from one related party for the years ended December 31, 2017 and 2016, respectively. The decrease in revenue is due to the phasing out of the e-cigarettes and vapor product business. In 2017 we earned $10,040 from our new business model.

Cost of Sales

Our cost of sales was $88,639 for the year ended December 31, 2017, compared to $83,319 for the year ended December 31, 2016. The decrease is related to the decrease in sales volume. In 2017, $9,250 was from our new business model.

Operating Expenses

Our operating expenses from continuing operations decreased by $461,127 to $74,535 for the year ended December 31, 2017 from $535,662 for the year ended December 31, 2016. In the previous year we recognized $500,000 of non-cash expense for stock issued to our officers that we did not have in 2017. Without the $500,000 operating expenses would have increased $38,873.

Other expense

For the year ended December 31, 2017 we incurred $3,851 of imputed interest on our related party debt. The $3,851 was credited to paid in capital. During the year ended December 31, 2016, the company lost $33,713 from a short-term investment in trading securities.

Net Loss

We recorded a net loss of $76,587 for the year ended December 31, 2017, as compared with a net loss of $553,169 for the year ended December 31, 2016. The decrease in net loss is attributed to the decreased operating expenses, including $500,000 of non-cash expense for the issuance of common stock to officers and to the $33,713 loss incurred on investment in 2016.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the years ended December 31, 2017 and 2016 we used $25,403 and $37,406 for operating activities, respectively. The decrease in net cash used in operating activities is due to a decreased level of operations for the year ended December 31, 2017

Cash from Financing Activities

During the years ended December 31, 2017 and 2016 we had net cashflows of $29,753 and $68,000, respectively mostly in cash from advances from related parties and sale of our common stock.

As of December 31, 2017, we owed $20,000 to West Coast Vape Supply Inc and $34,500 to MeWe World, Inc.

As of December 31, 2017, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Revenue Recognition

Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

For the Company’s new operations there are two types of revenue as of December 31, 2017. 1) Revenue is recognized from the sales of GPU mining units that are built and sold to third parties. 2) The Company earns revenue on the cryptocurrency that its GPU mining computers mine / blocks that are solved. The Company currently only mines Bitcoin and Ethereum. The only cryptocurrency mined in 2017 was Bitcoin, payment is always in Bitcoin and recoded on the date it is earned. When cryptocurrency is received as revenue is debited to an asset account and accounted for as trading securities. The Company may sell the asset at a higher or lower price than when it was mined or may trade it for a different cryptocurrency asset.

Trading Securities

The Company holds trading securities, which consist of investments in Digital Assets such as Bitcoin and Ethereum. The securities are recorded on the balance sheet in current assets at their fair value at the time of receipt. Trading securities are marked to market at each balance sheet date with gains and losses recorded in net income.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company has evaluating the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

NODECHAIN, INC.

(Formerly VAPETEK, INC.)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nodechain, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nodechain, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

April 4, 2018

NODECHAIN, INC. (Formerly Vapetek Inc). BALANCE SHEETS
	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$1,196	$2,848
Trading securities	540	-
Assets of discontinued operations	3,959	48,121
Total current assets	5,695	50,969

Equipment, net	26,616	92

Total assets	$32,311	$51,061

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$4,264	$-
Notes Payable - related parties	55,160	29,500
Accrued rent – related party	13,150	6,600
Liabilities of discontinued operations	-	3,884
Total current liabilities	72,574	39,984

Total liabilities	72,574	39,984

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 79,940,000 and 77,520,000 shares issued and outstanding, respectively	7,994	7,752
Additional paid-in capital	668,763	643,758
Accumulated deficit	(717,020)	(640,433)
Total stockholders' equity (deficit)	(40,263)	11,077

Total liabilities and stockholders' equity (deficit)	$32,311	$51,061

The accompanying notes are an integral part of these financial statements.

NODECHAIN, INC. (Formerly Vapetek Inc.) STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2017	2016
Revenue:
Revenue from continuing operations	$9,500	$-
Service revenue from continuing operations	540	-
Net revenue	10,040	-
Cost of sales, continuing operations	9,250	-
Gross Margin	790	-

Operating expenses:
Professional fees	33,659	35,662
Compensation expense	-	500,000
Rent expense, related party	15,350	-
General and administrative	25,526	-
Total operating expenses	74,535	535,662
Loss from continuing operations	(73,745)	(535,662)

Other expense:
Interest expense	(3,851)	-
Loss on investment	-	(33,713)
Total other expense	(3,851)	(33,713)
Net loss from continuing operations	(77,596)	(569,375)

Net income from discontinued operations	1,009	16,206

Net loss	$(76,587)	$(553,169)

Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	78,813,589	65,733,479

The accompanying notes are an integral part of these financial statements.

NODECHAIN, INC. (Formerly Vapetek Inc.) STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
	Common Stock		Additional Paid in	Accumulated Deficit	Total
	Shares	Amount	Capital
Balance at December 31, 2015	54,150,000	$5,415	$52,185	$(87,264)	$(29,664)

Common stock issued for cash	3,120,000	312	77,688	-	78,000

Common stock issued for services	20,250,000	2,025	504,225	-	506,250

Forgiveness of related party debt	-	-	9,660	-	9,660

Net loss for the year ended December 31, 2016	-	-	-	(553,169)	(553,169)

Balance at December 31, 2016	77,520,000	7,752	643,758	(640,433)	11,077

Common stock issued for cash	2,420,000	242	-	-	242

Imputed interest expense	-	-	3,851	-	3,851

Contributed equipment – related party	-	-	21,154	-	21,154

Net loss for the year ended December 31, 2017	-	-	-	(76,587)	(76,587)

Balance at December 31, 2017	79,940,000	$7,994	$668,763	$(717,020)	$(40,263)

The accompanying notes are an integral part of these financial statements.

NODECHAIN, INC. (Formerly Vapetek Inc.) STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(76,587)	$(553,169)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	92	367
Loss of trading securities	-	33,713
Stock-based compensation - related party	-	500,000
Stock-based compensation	-	6,250
Changes in operating assets and liabilities:
Accounts receivable	(3,959)	-
Inventory	48,120	(30,650)
Accounts payable and accrued liabilities	381	(6,293)
Accrued rent – related party	6,550	16,260
Net cash provided by discontinued operation	-	(3,884)
Net cash used in operating activities	(25,403)	(37,406)

Cash flows from investing activities:
Investment	-	(33,713)
Purchase of digital assets	(540)	-
Purchase of fixed assets	(5,462)	-
Net cash used in investing activities	(6,003)	(33,713)

Cash flows from financing activities:
Loans from related party	35,160	-
Repayment of related party loans	(9,500)	(10,000)
Imputed interest expense	3,851
Proceeds from the sale of common stock	242	78,000
Net cash provided by financing activities	29,753	68,000

Net change in cash	(1,652)	(3,119)

Cash, beginning of year	2,848	5,967

Cash, end of year	$1,196	$2,848

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of noncash activities:
Forgiveness of related party accrued rent	$9,660	$9,660
Contributed equipment	$21,154	$-

The accompanying notes are an integral part of these financial statements.

Nodechain, Inc.-

(Formerly Vapetek Inc.)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nodechain Inc., f/k/a, Vapetek, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on June 18, 2013. Nodechain, Inc. has, as of this time, ceased any and all activities relating to the sale of e-cigarettes and vapor products. As such, all former assets and inventory of the Company pertaining to the vape industry have been disposed of. Nodechain, Inc.’s current business operations are comprised of activities revolving around the blockchain, with a particular emphasis on digital cryptocurrency mining and transaction validation.

On March 6, 2014, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from ALPINE 2 Inc. to Vapetek, Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

On April 1, 2014, the Company entered into a product distribution agreement with West Coast Vape Supply Inc. to supply electronic cigarettes, vaporizers, e-liquids, and accessories, and other third party products. West Coast Vape Supply Inc. is a related party and owned 100% by the management of Nodechain, Inc.

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

On December 1, 2017, the Board of Directors and majority stockholder of the Company approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company from Vapetek, Inc. to Nodechain, Inc. On that date, the Company filed a Certificate of Amendment with the State of Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. There were no cash equivalents as of December 31, 2017 and 2016.

Inventory

The Company had inventoried a variety of electronic cigarettes, known as “e-cigs”, e-cig attachments, customizable devices, and e-liquid cartridges that were stated at the lower of cost (first in, first out method) or market. As of December 31, 2016, the Company has $48,121 respectively of finished goods inventory on hand. During the fourth quarter Management decided to change the direction of the Company and exit the electronic cigarette business. As a result, all related inventory at December 31, 2017 was impaired; resulting in a write down if inventory of $39,717.

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

For the Company’s new operations there are two types of revenue as of December 31, 2017. 1) Revenue is recognized from the sales of GPU mining units that are built and sold to third parties. 2) The Company earns revenue on the cryptocurrency that its GPU mining computers mine / blocks that are solved. The Company currently only mines Bitcoin and Ethereum. The only cryptocurrency mined in 2017 was Bitcoin, payment is always in Bitcoin and recoded on the date it is earned. When cryptocurrency is received as revenue is debited to an asset account and accounted for as trading securities. The Company may sell the asset at a higher or lower price than when it was mined or may trade it for a different cryptocurrency asset.

Trading Securities

The Company holds trading securities, which consist of investments in Digital Assets such as Bitcoin and Ethereum. The securities are recorded on the balance sheet in current assets at their fair value at the time of receipt. Trading securities are marked to market at each balance sheet date with gains and losses recorded in net income. There were no gains or loss during the year ended December 31, 2107, as the Company’s Digital Assets were recently acquired.

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

Impact of New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2017 and 2016.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $717,020 as of December 31, 2017.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation at December 31 consisted of the following:

	December 31, 2017	December 31, 2016
GPU mining computers	$21,154	$-
GPU mining parts	5,462	-
Computers & Hardware	-	1,100
Less: accumulated depreciation	-	(1,008)
Property and equipment, net	$26,616	$92

Depreciation expense

Depreciation expense for the years ended December 31, 2017 and 2016 was $72 and $367, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of December 31, 2017, $15,000 is still outstanding. The Company has recorded imputed interest for year ended December 31, 2017 of $2,231.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. This loan was repaid in full in May 2017.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of December 31, 2017, there is $4,400 of accrued unpaid rent for this lease agreement.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2017, this loan is still outstanding. The Company has recorded imputed interest for the year ended December 31, 2017 of $738.

On July 7, 2017 and September 21, 2017, MeWe World, a related party, loaned the Company $25,000 and $7,000, respectively. The loans were made to purchase inventory and cover operating expenses. They are unsecured, non-interest bearing, payable on demand and due no later than March 10, 2020. As of September 30, 2017, $32,000 is still outstanding. The Company has recorded imputed interest for the year ended December 31, 2017 of $882.

On April 1, 2017, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease was for two years commencing April 1, 2017. The Company shall pay West Coast rent of $12,000 per year in equal monthly installments of $1,000 payable in advance on the 1st of every month. This lease was terminated by both parties on March 31, 2017. As of December 31, 2017, there is $8,500 of accrued unpaid rent for this lease agreement.

On December 15, 2017, the Company entered into a Lease Agreement (“Lease”) with Andy Michael Ibrahim, the CEO. The term of the lease is one year commencing December 15, 2017. The Company shall pay Mr. Ibrahim rent of $6,000 per year in equal monthly installments of $500 payable in advance on the 15th of every month. As of December 31, 2017, there is $250 of accrued unpaid rent for this lease agreement.

On December 13, 2017, the Company acquired, from Mewe World, Inc., five computers modified for the purpose of mining cryptocurrency. The cost basis of the computers of $21,153, has been credited to paid in capital.

The Company recognized $41,993 and $25,260 in revenue from West Coast Vape Supply, a related party, for the years ended December 31, 2017 and 2016, respectively; and cost of goods sold of $21,406 and $11,015, respectively. This revenue consisted of approximately 46.7% and 16.4%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

NOTE 6 -  STOCKHOLDER’S DEFICIT

During the year ended December 31, 2017 the Company sold 2,420,000 shares of common stock at par value of $0.0001 for total cash proceeds of $242.

On June 19, 2017, the Company executed a consulting agreement with CorporateAds.com in connection with the 360,000 shares that they purchased. The agreement is for marketing and other activities to promote the Company. The initial term is for fifteen days but can be automatically extended for an additional 165 days, and then for one additional year.

On June 17, 2017, the Company executed a consulting agreement with I-Business Management LLC in connection with the 360,000 shares that they purchased for $0.0001 per share. The agreement is for investor relation services for a period of six months.

NOTE 7 – DISCONTINUED OPERATIONS

The Company has ceased any and all activities relating to the sale of e-cigarettes and vapor products. As such, all former assets and inventory of the Company pertaining to the vape industry have been disposed of. Revenue and expenses applicable to the discontinued operations are disclosed separately on the face of the Statement of Operations in accordance with ASC 205, Presentation of Financial Statements.

Summarized operating results for the discontinuation of operations is as follows:

	2017	2016
Sales	$38,405	$128,498
Sales, related party	41,993	25,260
Total sales	80,398	153,758
Cost of sales	(57,983)	(72,304)
Cost of sales, related party	(21,406)	(11,015)
Operating expenses	-	(54,233)
Net income from discontinued operations	$1,009	$16,206

Assets and liabilities of discontinued operations for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Accounts receivable	$3,959	$-
Inventory	-	48,121
Assets of discontinued operations	$3,959	$48,121

Accounts payable	$-	$3,884
Liabilities of discontinued operations	$-	$3,884

NOTE 8 – INCOME TAXES

For the year ended December 31, 2017, the Company has incurred a net loss of $76,587 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $718,000 at December 31, 2017 and will expire beginning in the year 2033. We have evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.

The provision for Federal income tax consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Federal income tax benefit attributable to:
Current operations	$16,083	$187,520
Less: valuation allowance	(16,083)	(187,520)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$150,574	$217,190
Valuation allowance	(150,574)	(217,190)
Net deferred tax asset	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On December 15, 2017, the Company entered into a Lease Agreement (“Lease”) with Andy Michael Ibrahim, the CEO. The term of the lease is one year commencing December 15, 2017. The Company shall pay Mr. Ibrahim rent of $6,000 per year in equal monthly installments of $500 payable in advance on the 15th of every month.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

On January 17, 2018, the Company sold 5 GPU mining rigs to an unrelated third party for a total of $40,000, which includes a 2-year service contract whereas we will provide general maintenance of the mining rigs and electricity to operate them for the duration of the service contract.

On January 18, 2018, the Company repaid the $7,000 due on the September 21, 2017 loan with MeWe World.

On January 22, 2018 the Board of Directors and Majority Shareholders approved to appoint Phillip M. Nuciola as a Director, David Kim as an Independent Director and Youssef Hanine as an Independent Director.

On January 22, 2018, we issued 1,000,000 shares of restricted common stock to David Kim, and Youssef Hanine, respectively, for services rendered to the Company.

On January 22, 2018, we issued 3,000,000 shares of restricted common stock to Phillip Nuciola for services rendered to the Company.

On January 25, 2018, the Company entered into and consummated an agreement with Mewe World, Inc., a California Company owned and controlled by our Chairman of the Board, Alham Benyameen, to purchase a total of five GPU Computers built specifically for mining various types of “cryptocurrency”, in exchange for $30,000.

Effective March 8, 2018 the Company’s ticker symbol for its common stock was changed to “NODC”.

On March 15, 2018, the Company purchased a total of forty GPU Computers built specifically for mining various types of “cryptocurrency”, for a total purchase price of $220,000. The aforementioned computers were purchased from Mewe World, Inc., a California Company owned and controlled by our Chairman of the Board of Directors, Alham Benyameen.

Subsequent to December 31, 2017, the Company sold 200,000 shares of common stock for total cash proceeds of $10,000.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective.

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

We have taken and plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have implemented an Audit Committee Charter Agreement, and are in the process of making the necessary changes to fully comply with our new Charter. In addition, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Controls over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and Nodechain, Inc. are provided below:

NAME	AGE	POSITION
Alham Benyameen	40	Chairman of the Board of Directors
Andy Michael Ibrahim	45	President, Chief Executive Officer, Chief Financial Officer, Secretary and Member of the Board of Directors
Phillip M. Nuciola (1)	47	Director
David Kim (1)	35	Director
Youssef Hanine (1)	30	Director
(1)	Appointed January 22, 2018

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

Phillip M. Nuciola- Independent Director

Mr.Phillip M. Nuciola has been an Advisor to the Board of Power One Data International Inc. since July 25, 2013. He has served as a Consultant of Core Resource Management, Inc. since January 2014. Mr. Nuciola has served as the President of Capital Markets at Core Resource Management, Inc. since January 2014. Mr. Nuciola served as the Chairman of the Board and Chief Executive Officer and President of Power One Data International Inc. from December 2010 to July 2014. He maintained senior positions at Cornerstone Partners, Kingsman Capital, Arizona Capital, American Freedom Securities, Sanders, Morris, & Harris and Scottsdale Capital Advisors.

Mr. Nuciola was the Primary Investment Banker for P1D since its inception in 2001, raising over $30 million for it. Mr. Nuciola has organized resources, structured and financed numerous Initial Public Offerings and private placements over his 26-year career. He served as the Chairman of the Board and Director of Core Resource Management, Inc. from January 01, 2014 to March 2015. He served as a Director at PowerOneData International from December 2010 to January 2014 Mr. Nuciola attended the University of Rochester.

David Kim- Independent Director

From December 2016 to December 2017 Mr. David Young Kim was a Senior Sales Agent at LoanMe Inc. From July 2002 to June 2005 he worked as a Senior Sales Agent for CashCall. Additionally, Mr. Kim worked for OneStop Internal Systems as a Manager between February 2008 and March 2012. Mr. Kim is a veteran of finance with over 12 years of comprehensive experience in the lending industry, ranging from consumer and commercial loans to his current role as a full-time technical analyst. Mr. Kim, independently, has investments and experience in cryptocurrency mining and blockchain technology dating back to 2013.

Youssef Hanine- Independent Director

From January 2012 to April 2017 Youssef Hanine worked as a National Account Manager and Project Development Manager at First Financial. Mr. Hanine, independently, has investments and experience in cryptocurrency mining and blockchain technology dating back to 2017.

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

In lieu of a Corporate Governance Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Given the Nodechain, Inc is an OTCQB traded company, it is not required to adopt policy of formalized Board Committees. However, looking to the future, and in light of seeking strict Corporate Governance for our shareholders, we have decided to adopt and implement Charter committee policies. Therefore, our Company recently has developed and is in the process of implementing Charter Committee agreements pertaining to compensation, audits, code of ethics, and conflict of interest charter committee agreements. Since the Company has just adopted such agreements, we are in the process of implements all methodology that is necessary to adhere to the regulations of Sarbanes Oxley, Dode Frank, and the Exchange requirements of the NASDAQ.

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

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company have developed and adopted and are taking steps to implement an audit committee. We have not yet retained an independent Director who would qualify as an "audit committee financial expert" given the stage of our development and the fact that we have not generated any positive cash flows from operations to date. However, we are putting in place the audit committee mandates and in the future will seek to add an audit committee financial expert.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2017, we believe all forms were timely filed.

Code of Ethics

The Company has recently adopted a Code of Ethics/ Conflict of Interest Charter Agreement, and is in the process of implementing all of its mandates. The Code of Ethics and Conflict of Interest Agreement defines the necessities of management and the Board to act in the interest of the Company, and helps to remove ambiguity from the business judgement rule.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen Director	2016 2017	- -	- -	250,000 -	- -	- -	- -	- -	$ $	250,000 -

Andy Michael Ibrahim, CEO, Director	2016 2017	- -	- -	250,000 -	- -	- -	- -	- -	$ $	250,000 -

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2017.

DIRECTORS COMPENSATION
Name and principal position (a)	Year ended December 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Alham Benyameen, Director	2016 2017	- -	- -	- -	- -	- -	- -	- -	$ $	- -

Andy Michael Ibrahim, CEO, Director	2016 2017	- -	- -	- -	- -	- -	- -	- -	$ $	- -

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

On January 22, 2018 we entered into and consummated employment agreements with Phillip M. Nuciola, David Kim, and Youssef Hanine in connection with their appointment to the Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 3, 2018, the Company has 85,140,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Alham Benyameen, Director	34,600,000	40.64%	none	N/A	40.64%
Andy Michael Ibrahim, President, CEO, Director	33,600,000	39.46%	none	N/A	39.46%

All Directors and Officers as a Group (2 persons)	68,200,000	80.10%	none	N/A	80.10%

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

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of December 31, 2017, $15,000 is still outstanding. The Company has recorded imputed interest for year ended December 31, 2017 of $2,231.

On April 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. This loan was repaid in full in May 2017.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of December 31, 2017, there is $4,400 of accrued unpaid rent for this lease agreement.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of September 30, 2017, this loan is still outstanding. The Company has recorded imputed interest for the year ended December 31, 2017 of $738.

On July 7, 2017 and September 21, 2017, MeWe World, a related party, loaned the Company $25,000 and $7,000, respectively. The loans were made to purchase inventory and cover operating expenses. They are unsecured, non-interest bearing, payable on demand and due no later than March 10, 2020. As of September 30, 2017, $32,000 is still outstanding. The Company has recorded imputed interest for the year ended December 31, 2017 of $882.

On April 1, 2017, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease was for two years commencing April 1, 2017. The Company shall pay West Coast rent of $12,000 per year in equal monthly installments of $1,000 payable in advance on the 1st of every month. This lease was terminated by both parties on March 31, 2017. As of December 31, 2017, there is $8,500 of accrued unpaid rent for this lease agreement.

On December 15, 2017, the Company entered into a Lease Agreement (“Lease”) with Andy Michael Ibrahim, the CEO. The term of the lease is one year commencing December 15, 2017. The Company shall pay Mr. Ibrahim rent of $6,000 per year in equal monthly installments of $500 payable in advance on the 15th of every month. As of December 31, 2017, there is $250 of accrued unpaid rent for this lease agreement.

The Company recognized $41,993 and $25,260 in revenue from West Coast Vape Supply, a related party, for the years ended December 31, 2017 and 2016, respectively; and cost of goods sold of $21,406 and $11,015, respectively. This revenue consisted of approximately 46.7% and 16.4%, respectively of the Company’s total sales. Sales made to West Coast Vape Supply are not recognized unless they are then sold on to a third party in an arm’s length transaction.

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has recently adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company although not required to do so.

Currently, lieu of all the formal Audit Committee procedures, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2017	2016
Audit fees	$16,540	$14,375
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$16,540	$14,375

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

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended December 31, 2017 (1)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

14.1	Audit Committee Charter Agreement

14.2	Ethics Committee, Conflict of Interest Charter Agreement

14.3	Compensation Committee Charter Agreement

(1)	Filed herewith.
(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nodechain, Inc.

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

Director

Dated: April 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Andy Michael Ibrahim

Andy Michael Ibrahim,

President, Chief Executive Officer,

Chief Financial Officer, Director

Dated: April 5, 2018