Form 10-Q
period 2018-03-31
Nodechain, Inc.
filed 2018-07-06
CIK 1580485

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54994

NODECHAIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3021464
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5445 Oceanus Drive, Suite 102 Huntington Beach, CA	92649
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 30, 2018 the issuer had 85,175,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NODECHAIN, INC.

(Formerly Vapetek, Inc).

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current assets:
Cash	$1,611	$1,196
Trading securities	3,244	540
Inventory	134,000	–
Assets of discontinued operations	–	3,959
Total current assets	138,855	5,695

Equipment, net	23,903	26,616

Total assets	$162,758	$32,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$16,656	$4,264
Notes payable - related parties	48,820	55,160
Accrued rent – related party	14,650	13,150
Deferred revenue	11,000	–
Total current liabilities	91,126	72,574

Deferred revenue, net of current portion	10,192	–

Total liabilities	101,318	72,574

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 85,140, 000 and 79,940,000 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	8,514	7,994
Additional paid-in capital	13,336,875	668,763
Accumulated deficit	(13,283,949)	(717,020)
Total stockholders' equity (deficit)	61,440	(40,263)

Total liabilities and stockholders' equity	$162,758	$32,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

NODECHAIN, INC.

(Formerly Vapetek, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Sale of mining rigs	$28,000	$–
Hosting revenue	808	–
Service revenue	4,150	–
Net revenue	32,958	–
Cost of sales, related party	30,000	–
Gross Margin	2,958	–

Operating expenses:
Professional fees	16,111	17,296
Director stock compensation expense	12,500,000	–
Rent expense, related party	1,500	–
General and administrative	37,172	10,376
Total operating expenses	12,554,783	27,672

Loss from operations	(12,551,825)	(27,672)

Other expense:
Interest expense	(633)	–
Realized loss on trading securities	(5,250)	–
Unrealized loss on trading securities	(9,296)	–
Total other expense	(15,179)	–

Net loss from continuing operations	(12,567,004)	(27,672)

Net income from discontinued operations	75	13,163

Net loss	$(12,566,929)	$(14,509)

Loss per common share - basic and diluted	$(0.15)	$(0.00)

Weighted average common shares outstanding – basic and diluted	83,773,333	77,520,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NODECHAIN, INC.

(Formerly Vapetek, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(12,566,929)	$(14,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,713	92
Director stock compensation expense	12,500,000	–
Unrealized loss on trading securities	21,296	–
Changes in operating assets and liabilities:
Accounts receivable	3,959	–
Accounts payable and accrued liabilities	12,391	9,523
Accrued rent – related party	1,500	4,400
Deferred revenue	21,192	–
Net cash provided by discontinued operation	–	(104)
Net cash used in operating activities	(3,878)	(598)

Cash flows from investing activities:	–	–
Cash flows from financing activities:
Proceeds from related party loan	660	–
Repayment of related party loans	(7,000)	–
Imputed interest expense	633	–
Proceeds from the sale of common stock	10,000	–
Net cash provided by financing activities	4,293	–

Net change in cash	415	(598)

Cash, beginning of period	1,196	2,848

Cash, end of period	$1,611	$2,250

Supplemental Disclosures:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of noncash activities:
Contributed trading securities	$26,550	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

NODECHAIN, INC.

(Formerly Vapetek, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2017 included on the Company’s Form 10-K filed on April 12, 2018. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

For the Company’s new operations there are four types of revenue. 1) Revenue is recognized from the sales of GPU mining units that are built and sold to third parties. 2) The Company earns revenue on the cryptocurrency that its GPU mining computers mine / blocks that are solved, 3) revenue from the hosting of mining rigs that it sells, and 4) revenue from the leasing of mining rigs. The Company currently only mines Bitcoin and Ethereum. The only cryptocurrency mined in 2017 was Bitcoin, payment is always in Bitcoin and recoded on the date it is earned. When cryptocurrency is received as revenue is debited to an asset account and accounted for as trading securities. The Company may sell the asset at a higher or lower price than when it was mined or may trade it for a different cryptocurrency asset.

Trading Securities

The Company holds trading securities, which consist of investments in Digital Assets such as Bitcoin and Ethereum. The securities are recorded on the balance sheet in current assets at their fair value at the time of receipt. Trading securities are marked to market at each balance sheet date with gains and losses recorded in net income. As of March 31, 2018, the Company has 5,000 Ripple (XRP) on hand.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $13,283,949 as of March 31, 2018. The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4. RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of March 31, 2018, $15,000 is still outstanding. The Company has recorded imputed interest for three months ended March 31, 2018 of $222.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of March 31, 2018, there is $4,400 of accrued unpaid rent for this lease agreement.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of March 31, 2018, this loan is still outstanding. The Company has recorded imputed interest for the three months ended March 31, 2018 of $74.

On April 1, 2017, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease was for two years commencing April 1, 2017. The Company shall pay West Coast rent of $12,000 per year in equal monthly installments of $1,000 payable in advance on the 1st of every month. This lease was terminated by both parties on March 31, 2017. As of March 31, 2018, there is $8,500 of accrued unpaid rent for this lease agreement.

On July 7, 2017 and September 21, 2017, MeWe World, a related party, loaned the Company $25,000 and $7,000, respectively. The loans were made to purchase inventory and cover operating expenses. They are unsecured, non-interest bearing, payable on demand and due no later than March 10, 2020. On January 1, 2018, the Company repaid $7,000 of the loan. As of March 31, 2018, $27,500 is still outstanding. The Company has recorded imputed interest for the three months ended March 31, 2018 of $337.

On December 15, 2017, the Company entered into a Lease Agreement (“Lease”) with Andy Michael Ibrahim, the CEO. The term of the lease is one year commencing December 15, 2017. The Company shall pay Mr. Ibrahim rent of $6,000 per year in equal monthly installments of $500 payable in advance on the 15th of every month. As of March 31, 2018, there is $1,750 of accrued unpaid rent for this lease agreement.

On January 25, 2018, the Company entered into and consummated an agreement with Mewe World, Inc., a California Company owned and controlled by our Chairman of the Board, Alham Benyameen, to purchase a total of five GPU Computers built specifically for mining various types of “cryptocurrency” in exchange for $30,000.

On March 15, 2018, the Company acquired, from Mewe World, Inc., forty computers modified for the purpose of mining cryptocurrency. The computers were valued at their cost of $3,350 per unit. $134,000 has been credited to paid in capital.

On January 2, 2018, the Company acquired, from Mewe World, Inc., 10,000 units of Ripple. The Ripple was valued at the fair market value on January 2, 2018 of $2.40. $24,000 has been credited to paid in capital.

NOTE 5. STOCKHOLDER’S DEFICIT

On January 22, 2018, we issued 1,000,000 shares of restricted common stock to David Kim, and Youssef Hanine, respectively, for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $2.50 for total non-cash expense of $5,000,000.

On January 22, 2018, we issued 3,000,000 shares of restricted common stock to Phillip Nuciola for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $2.50 for total non-cash expense of $7,500,000.

During the three months ended March 31, 2018 the Company sold 200,000 shares of common stock for total cash proceeds of $10,000.

NOTE 6. DISCONTINUED OPERATIONS

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

Summarized operating results for the discontinuation of operations is as follows:

	March 31, 2018	March 31, 2017
Sales	$75	$17,829
Sales, related party	–	23,189
Total sales	75	41,018
Cost of sales	–	(27,855)
Net income from discontinued operations	$75	$13,163

Assets and liabilities of discontinued operations are as follows:

	March 31, 2018	December 31, 2017
Accounts receivable	$–	$3,959
Inventory	–	–
Assets of discontinued operations	$–	$3,959
Accounts payable	$–	$–
Liabilities of discontinued operations	$–	$–

NOTE 7. COMMITMENTS AND CONTINGENCIES

On December 15, 2017, the Company entered into a Lease Agreement (“Lease”) with Andy Michael Ibrahim, the CEO. The term of the lease is one year commencing December 15, 2017. The Company shall pay Mr. Ibrahim rent of $6,000 per year in equal monthly installments of $500 payable in advance on the 15th of every month.

NOTE 8. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

On April 9, 2018, the Company granted 35,000 shares of common stock and warrants to purchase an additional 35,000 shares of common stock to a service provider.

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

Our Business

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

The Company’s executive offices are located in Huntington Beach, CA, at 5445 Oceanus Drive, Suite 102, Huntington Beach, CA, 92649.

Results of operations for the three months ended March 31, 2018 and 2017.

Revenues

Our revenue was $32,958 for the three months ended March 31, 2018, compared to $41,018 for the three months ended March 31, 2017. Of the sales in the current period $75 were from our now discontinued operations. All of the sales in the prior period were from discontinued operations. The decrease in revenue is due to the phasing out of the e-cigarettes and vapor product business. During the current period we used 5,000 Ripple (XRP) for services resulting in a realized loss of $5,250 and had an unrealized loss of $9,296 on the mark to market of our digital assets.

Cost of Sales

Our cost of sales was $30,000 for the three months ended March 31, 2018, compared to $27,855 for the three months ended March 31, 2017. In the current period our cost of sales is due to the sale of five GPU Mining Units.

Operating Expenses

Our operating expenses from continuing operations were $12,554,783 for the three months ended March 31, 2018 compared to $27,262 for the three months ended March 31, 2017. During the current period we issued 5,000,000 shares of common stock to our newly appointed directors for total non-cash expense of $12,500,000. We also incurred professional fees of $16,111 compared to $17,296 in the prior period, $1,500 of rent expense and $37,172 of general and administrative expense. In the current period we incurred a non-cash G&A expense of $6,750 from the use of 5,000 Ripple used to pay for consulting expense.

Other Income and Expense

During the three months ended March 31, 2018, we incurred $633 of interest expense on related party loans that was credited to paid in capital. In addition, we recognized an unrealized loss of $14,546 on our digital assets.

Net Loss

We recorded a net loss of $12,566,929 for the three months ended March 31, 2018, as compared to $14,509 for the three months ended March 31, 2017. The increase to our net loss is due to the $12,500,000 non-cash expense for the issuance of common stock.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

For the three months ended March 31, 2018 net cash used in operating activities was $3,878 compared to $598 in the prior period. The decrease in net cash used in operating activities is due to a decreased level of operations for the three months ended March 31, 2018.

Cash from Investing Activities

There were no investing activities in either the current or prior period.

Cash from Financing Activities

For the three months ended March 31, 2018 and 2017 we had net cashflows of $4,293 and $0, respectively.

As of March 31, 2018, we owed $20,000 to West Coast Vape Supply Inc. and $27,500 to MeWe World, Inc.

As of March 31, 2018, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $13,283,949 as of March 31, 2018. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

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

We have taken and plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have implemented an Audit Committee Charter Agreement, and are in the process of making the necessary changes to fully comply with our new Charter. In addition, we plan to implement the following changes during our fiscal year ending December 31, 2018, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the three months ended March 31, 2018.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2018, we issued 1,000,000 shares of restricted common stock to David Kim, and Youssef Hanine, respectively, for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $2.50 for total non-cash expense of $5,000,000.

On January 22, 2018, we issued 3,000,000 shares of restricted common stock to Phillip Nuciola for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $2.50 for total non-cash expense of $7,500,000.

During the three months ended March 31, 2018 the Company sold 200,000 shares of common stock for total cash proceeds of $10,000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2017 (1)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1)	Filed herewith.
(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nodechain, Inc.

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors

Date:  July 5, 2018

