Form 10-Q
period 2018-06-30
Nodechain, Inc.
filed 2018-08-17
CIK 1580485

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2018, the issuer had 85,225,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NODECHAIN, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$553	$1,196
Trading securities	2,500	540
Inventory	134,000	–
Assets of discontinued operations	–	3,959
Total current assets	137,053	5,695

Equipment, net	21,648	26,616

Total assets	$158,701	$32,311

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$17,157	$4,264
Notes payable - related parties	46,320	55,160
Accrued rent – related party	16,150	13,150
Loan payable, net of discount of $1,750	750	–
Derivative liability	3,423	–
Deferred revenue	11,000	–
Total current liabilities	94,800	72,574

Deferred revenue, net of current portion	7,442	–

Total liabilities	102,242	72,574

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.0001 par value, 100,000,000 shares authorized; 85,225,000 and 79,940,000 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	8,523	7,994
Additional paid-in capital	13,349,828	668,763
Accumulated deficit	(13,301,892)	(717,020)
Total stockholders' equity (deficit)	56,459	(40,263)

Total liabilities and stockholders' deficit	$158,701	$32,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

NODECHAIN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Sale of mining rigs	$–	$–	$28,000	$
Hosting revenue	2,750	–	3,558	–
Service revenue	12,697	–	16,847	–

Total sales	15,447	–	48,405	–
Cost of sales	–	–	30,000	–
Gross Margin	15,447	–	18,405	–

Operating expenses:
Professional fees	9,660	5,030	25,771	22,326
Director compensation	–	–	12,500,000	–
Rent expense, related party	1,500	6,600	3,000	13,200
General and administrative	19,107	1,277	56,279	2,189
Total operating expenses	30,267	12,907	12,585,050	37,715

Loss from operations	(14,820)	(12,907)	(12,566,645)	(37,715)

Other income/(expense):
Change in fair value of derivative	3,305	–	3,305	–
Loss on issuance of convertible debt	(4,228)	(4,228)
Interest expense – debt discount	(750)	–	(750)	–
Interest expense	(706)	–	(1,339)	–
Realized loss on trading securities	(694)	–	(5,944)	–
Unrealized loss on trading securities	(50)	–	(9,346)	–
Total other expense	(3,123)	–	(18,302)	–

Net loss from continuing operations	(17,943)	(12,907)	(12,584,947)	(37,715)

Net income from discontinued operations	–	12,451	75	22,750

Net loss	$(17,943)	$(456)	$(12,584,872)	$(14,965)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.15)	$(0.00)

Weighted average common shares outstanding, basic and diluted	85,204,505	77,866,522	84,492,873	77,696,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

NODECHAIN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(12,584,872)	$(14,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,968	92
Change in fair value of derivative	(3,305)	–
Debt discount	750	–
Loss on issuance of convertible debt	4,228	–
Director stock compensation expense	12,500,000	–
Stock for services	12,255	–
Realized loss on trading securities	5,944	–
Unrealized loss on trading securities	9,356	–
Changes in operating assets and liabilities:
Accounts receivable	3,959	–
Digital assets	(1,960)	–
Accounts payable and accrued liabilities	12,892	6,836
Accrued rent – related party	3,000	4,400
Deferred revenue	18,442	–
Net cash provided by discontinued operations	–	11,110
Net cash used in operating activities	(5,642)	7,473

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from related party loan	660	–
Repayment of related party loans	(9,500)	(9,500)
Proceeds from convertible loan payable	2,500	–
Imputed interest expense	1,339	–
Proceeds from the sale of common stock	10,000	232
Net cash provided by (used in) financing activities	4,999	(9,268)

Net change in cash	(643)	(1,795)

Cash, beginning of period	1,196	2,848

Cash, end of period	$553	$1,053

Supplemental Disclosures:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of noncash activities:
Contributed trading securities	$24,000	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

NODECHAIN, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2017 included on the Company’s Form 10-K filed on April 12, 2018. The results of the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2018.

Trading Securities

The Company holds trading securities, which consist of investments in Digital Assets such as Bitcoin and Ethereum. The securities are recorded on the balance sheet in current assets at their fair value at the time of receipt. Trading securities are marked to market at each balance sheet date with gains and losses recorded in net income. As of June 30, 2018, the Company has 2,500 Ripple (XRP) on hand.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accrued expenses and notes payable approximate their fair value because of the short maturity of those instruments.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$–	$–	$3,423	$3,305

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period.

The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of June 30, 2018, the embedded conversion feature of $3,423 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative” on the statements of operations.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated a deficit of $13,301,892 as of June 30, 2018.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4. RELATED PARTY TRANSACTIONS

On March 10, 2015, the Company executed another Consolidated Loan Agreement for $20,000 to West Coast Vape Supply Inc., The note is unsecured, non-interest bearing, payable on demand and is due no later than March 10, 2020. The note also contains a conversion feature that allows West Coast Vape Supply, Inc. to convert into shares of restricted common stock at any time after the first year’s anniversary of the date of the Loan Agreement, at the price based upon either: a) the price of its most recent private placement offering, closest to the time of conversion, b) if publicly -traded, then the bid price of its common stock on the closing day of conversion at. This loan agreement has been amended on April 1, 2015 to eliminate the conversion clause. All other terms remain the same. On August 1, 2016, $5,000 was repaid on the loan. As of June 30, 2018, $15,000 is still outstanding. The Company has recorded imputed interest for the six months ended June 30, 2018 of $446.

On June 1, 2015, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease is one year commencing June 1, 2015 and ending March 31, 2017. The Company shall pay West Coast rent of $26,400 per year in equal monthly installments of $2,200 payable in advance on the 1st of every month. As of June 30, 2018, there is $4,400 of accrued unpaid rent for this lease agreement.

On July 17, 2015, West Coast Vape Supply loaned the Company $5,000 for general operating expenses. The loan is unsecured, non-interest bearing, payable on demand, and due no later than April 17, 2020. As of June 30, 2018, this loan is still outstanding. The Company has recorded imputed interest for the six months ended June 30, 2018 of $149.

On April 1, 2017, the Company entered into a Lease Agreement (“Lease”) with West Coast Vape Supply, Inc. (“West Coast”) a company owned 100% by the Company’s management. The term of the lease was for two years commencing April 1, 2017. The Company shall pay West Coast rent of $12,000 per year in equal monthly installments of $1,000 payable in advance on the 1st of every month. This lease was terminated by both parties on March 31, 2017. As of June 30, 2018, there is $8,500 of accrued unpaid rent for this lease agreement.

On July 7, 2017 and September 21, 2017, MeWe World, a related party, loaned the Company $25,000 and $7,000, respectively. The loans were made to purchase inventory and cover operating expenses. They are unsecured, non-interest bearing, payable on demand and due no later than March 10, 2020. During the six months ended June 30, 2018, the Company repaid $9,500 of the loan. As of June 30, 2018, $25,000 is still outstanding. The Company has recorded imputed interest for the six months ended June 30, 2018 of $370.

On December 15, 2017, the Company entered into a Lease Agreement (“Lease”) with Andy Michael Ibrahim, the CEO. The term of the lease is one year commencing December 15, 2017. The Company shall pay Mr. Ibrahim rent of $6,000 per year in equal monthly installments of $500 payable in advance on the 15th of every month. As of June 30, 2018, there is $3,250 of accrued unpaid rent for this lease agreement.

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

NOTE 5 – CONVERTIBLE NOTE

On April 26, 2018 the Company executed a convertible promissory note with GPL Ventures, LLC for $2,500. The note bears interest at 5% per annum and matures on December 16, 2018. The holder has the right at any time to convert any portion of the note and/or interest into shares of common stock at a 35% discount of the lowest trade during the twenty days prior to conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $6,728 based on the Black Scholes Merton pricing model, a loss on issuance of $4,228 and a corresponding debt discount of $2,500 to be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2018, the Company fair valued the derivative at $3,423 resulting in a gain on the change in the fair value of $3,305. In addition, $750 of the debt discount has been amortized to interest expense.

NOTE 6 - STOCKHOLDER’S DEFICIT

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

During the six months ended June 30, 2018 the Company sold 200,000 shares of common stock for total cash proceeds of $10,000.

On April 9, 2018, we issued 35,000 shares of restricted common stock to Michael Stefanoski for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $0.15 for total non-cash expense of $5,355.

On May 1, 2018, we issued 50,000 shares of restricted common stock to Fadi Soliman for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $0.15 for total non-cash expense of $6,900.

NOTE 6 – DISCONTINUED OPERATIONS

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

Summarized operating results for the discontinuation of operations is as follows:

	June 30, 2018	June 30, 2017
Sales	$75	$25,081
Sales, related party	–	35,142
Total sales	75	60,223
Expenses	–	(37,473)
Net income from discontinued operations	$75	$22,750

Assets and liabilities of discontinued operations are as follows:

	June 30, 2018	December 31, 2017
Accounts receivable	$–	$3,959
Inventory	–	–
Assets of discontinued operations	$–	$3,959
Accounts payable	$–	$–
Liabilities of discontinued operations	$–	$–

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

The Company’s executive offices are located in Huntington Beach, CA, at 5445 Oceanus Drive, Suite 102, Huntington Beach, CA, 92649.

Results of operations for the three months ended June 30, 2018 and 2017.

Revenues

Our revenue was $15,447 for the three months ended June 30, 2018, compared to $19,205 for the three months ended June 30, 2017. Of the sales in the current period $75 were from our now discontinued operations. All of the sales in the prior period were from discontinued operations. The decrease in revenue is due to the phasing out of the e-cigarettes and vapor product business. During the current period we used 5,000 Ripple (XRP) for services resulting in a realized loss of $694 and had an unrealized loss of $50 on the mark to market of our digital assets.

Cost of Sales

Our cost of sales was $0 for the three months ended June 30, 2018, compared to $6,554 of costs from discontinued operations for the three months ended June 30, 2017.

Operating Expenses

Our operating expenses from continuing operations were $30,267 for the three months ended June 30, 2018 compared to $10,043 for the three months ended June 30, 2017. During the current period we incurred professional fees of $9,660 compared to $5,030 in the prior period, $1,500 of rent expense and $19,107 of general and administrative expense.

Other Income and Expense

During the three months ended June 30, 2018, we had a change in fair value of derivative of $3,305. We incurred $750 of interest expense from debt discount, $706 of interest expense on related party loans that was credited to paid in capital, and a loss on issuance of convertible debt of $4,228. In addition, we recognized a realized loss on trading securities of $694 and an unrealized loss of $50 on our digital assets.

Net Loss

We recorded a net loss of $17,943 for the three months ended June 30, 2018, as compared to $456 for the three months ended June 30, 2017. The increase to our net loss is due to increased professional fees and other expenses, including the loss on the issuance of convertible debt.

Results of operations for the six months ended June 30, 2018 and June 30, 2017.

Revenues

Our sales revenue was $48,405 for the six months ended June 30, 2018, compared to $25,081 for the six months ended June 30, 2017. All of the sales in the prior period were from discontinued operations. During the current period we used 5,000 Ripple (XRP) for services resulting in a realized loss of $5,944 and had an unrealized loss of $9,346 on the mark to market of our digital assets.

Cost of Sales

Our cost of sales was $30,000 for the six months ended June 30, 2018, compared to $34,409 for the six months ended June 30, 2017. The decrease is in line with the discontinued operations as mentioned above. All of the cost of sales in the prior period were from discontinued operations. In the current period our cost of sales is due to the sale of five GPU Mining Units.

Operating Expenses

Our operating expenses were $12,585,050 for the six months ended June 30, 2018 as compared to $40,779 for the six months ended June 30, 2017. The increase in expenses is primarily due to a $12,500,000 expense for director compensation. In the prior period $3,064 is from discontinued operations.

Net Loss

We recorded a net loss of $12,584,947 for the six months ended June 30, 2018, as compared to $14,965 for the six months ended June 30, 2017. The increase is primarily attributed to the $12,500,000 expense for director compensation.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

For the six months ended June 30, 2018 net cash used in operating activities was $5,642 compared to net cash provided by operating activities of $7,473 in the prior period. The decrease in net cash used in operating activities is due to an increased level of operations for the six months ended June 30, 2018.

Cash from Investing Activities

There were no investing activities in either the current or prior period.

Cash from Financing Activities

For the six months ended June 30, 2018 and 2017 we had net cash of $4,999 provided by and $9,268, used in financing activities, respectively. In the current period we received $10,000 from the sale of common stock, $2,500 from a convertible note, $660 from a related party and repaid $9,500 of related party loans. In the prior period the company sold stock for total proceeds of $232 and repaid $9,500 on loans.

As of June 30, 2018, we owed $20,000 to West Coast Vape Supply Inc and $25,000 to MeWe World, Inc.

As of June 30, 2018, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $13,301,892 as of June 30, 2018.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Changes in Internal Control over Financial Reporting

Our management has determined that there were no changes made in the implementation of our internal controls over financial reporting during the three months ended June 30, 2018.

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

During the six months ended June 30, 2018 the Company sold 200,000 shares of common stock for total cash proceeds of $10,000.

On April 9, 2018, we issued 35,000 shares of restricted common stock to Michael Stefanoski for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $0.15 for total non-cash expense of $5,355.

On May 1, 2018, we issued 50,000 shares of restricted common stock to Fadi Soliman for services rendered to the Company. The shares were issued at the closing stock price on the date of grant of $0.15 for total non-cash expense of $6,900.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

On August 7, 2018, Nodechain, Inc. (the “Company”) entered into a Debt Assumption Agreement with West Coast Vape Supply, Inc., MeWe World, Inc., and Andy Michael Ibrahim whereby in return for the assumption of the related party debt, the assets of the Company would be transferred to MeWe World, Inc.

On August 8, 2018, Nodechain, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “SPA”) with (i) Changzhi Shen (the “Purchaser”), and (ii) Andy Michael Ibrahim, a California resident, and Alham Benyameen, a California resident, who are the record holders of the Shares (as defined below) in the Company (collectively, the “Sellers”), for the sale and purchase of an aggregate of 68,200,000 shares of common stock of the Company (the “Shares”), subject to the terms and conditions contained in this Agreement. The SPA was a result of a privately negotiated transaction.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2018

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2018

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document (2)

101.SCH*	XBRL Taxonomy Extension Schema (2)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB*	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (2)

* To be filed by amendment

(1)	Filed herewith.

(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nodechain, Inc.

Dated: August 17, 2018

By:	/s/ Andy Michael Ibrahim
Andy Michael Ibrahim, Chief Executive Officer (Principal Executive Officer), Secretary and Member of the Board of Directors

